Form 10QSB
period 1995-09-30
TV COMMUNICATIONS NETWORK INC
filed 1995-11-15
CIK 819802

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-QSB

______________________

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended September 30, 1995

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-18612

I.R.S. Employer Identification Number 84-1062555

TV COMMUNICATIONS NETWORK, INC.

(a Colorado Corporation)
10020 E. Girard Avenue, #300
Denver, Colorado  80231
Telephone:  (303) 751-2900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for
the past 90 days.   Yes  XX       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
17,981,133 shares of the Company's Common Stock ($.0005 par value) were outstanding as of September 30, 1995.




Index





Part I.	Financial Information

		Item 1.	Financial Statements:

				Consolidated Balance Sheet as of September 30, 1995
(unaudited)	4

				Statements of Operations for the Three months and Six
				  months ended September 30, 1995 (unaudited)	6

				Statements of Cash Flow for the Six months ended
				  September 30, 1995 (unaudited)	8


		Item 2.	Management's Discussion and Analysis of Financial
				 Condition and Results of Operations	11

Part II.	Other Information	14



SIGNATURES	15


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements




Consolidated Balance Sheet
September 30, 1995 (Unaudited)


September
30,
March 31,



1995

1995

Assets


Current assets



	Cash
	$	1,820,450
	$	1,091,396

	Investments
		2,181,631
		2,155,370

	Accounts receivable
		83,507
		56,260

	Prepaid expenses
		104,864
		8,080

	Inventory
		207,457
		169,145

	Current portion of notes
		2,476,291
		2,335,006

	Current portion of def. income taxes
		423,253
		745,649

		Total current assets
		7,297,453
		6,560,906





Property and equipment - net
		2,124,277
		2,064,733









Other assets



	Notes receivable
		2,796,890
		4,274,537

	Mountain house mine
		366,880
		327,392

	License agreements - net
		132,640
		181,282

	Other assets
		4,135
		4,135

	Deferred income taxes
		86,626
		342,284

	Advance
		657,123
		413,318

		Total other assets
		4,044,294
		5,542,948





Total assets
	$	13,466,024
	$	14,168,587





Liabilities and Stockholders' Equity

Current liabilities



	Accounts payable
	$	696,088
	$	750,834

	Accrued expenses
		60,000
		207,286

	Current portion of long-term debt
		28,877
		150,438

	Current deferred gain
		1,091,926
		2,201,277

	Taxes payable
		300,000
		116,623

	Advances from stockholders
		1,123,258
		1,512,230

	Subscriber deposits
		24,126
		24,126

		Total current liabilities
		3,324,275
		4,962,814





Long-term liabilities



	Long-term debt
		555,866
		512,560

	Long-term deferred gain
		3,192,746
		3,437,838

	Contingencies
		90,000
		90,000

		Total long-term liabilities
		3,838,612
		4,040,398





Stockholders' Equity



	Class A preferred stock, $1 par value;
none issued or outstanding
		-
		-

	Class B preferred stock, $1 par value;
28,813 shares issued and outstanding

		 28,813

		28,813

	Class C preferred stock, $1 par value;
780,000 shares issued and outstanding

		780,000

		780,000

	Class D preferred stock, $1 par value;
4,864,000 shares issued and
outstanding

		152,000

		152,000

	Common Stock,$.0005 par value;
100,000,000 shares authorized,
17,981,133 shares issued and
outstanding

		9,016

		9,016

	Additional Paid in Capital
		6,575,211
		6,575,211

	Accumulated (Deficit)
		(1,241,903)
		(2,379,665)

		Total Stockholder's Equity
		6,303,137
		5,165,375





Total Liabilities and Stockholder's
Equity
	$	13,466,024
	$	14,168,587




Consolidated Statement of Operations
Three Months Ended September 30, 1995 (Unaudited)


Three Months Ended


             September
30,



1995

1994


Total revenue
	$	390,072
	$	425,563

Revenue - sold cable



	Operations
		1,632,126
		263,985


		2,022,198
		689,548





Operating expenses



Salaries and wages
		123,105
		159,983

Programming fees
		-
		51,678

General and administrative
		273,626
		362,884

Depreciation and amortization
		53,922
		42,187

Interest
		17,672
		21,373

		Total expenses
		468,325
		638,105





Income before income taxes
		1,553,873
		51,443





Estimated income taxes
		621,549
		17,500





Income after income taxes
	$	932,324
	$	33,943





Net income per common share
	$	.05
	$	-





Consolidated Statement of Operations
Six Months Ended September 30, 1995 (Unaudited)



Six Months Ended


             September
30,



1995

1994


Revenue
	$	883,738
	$	1,206,595

Revenue - sold cable



	Operations
		1,986,225
		1,206,883


		2,869,963
		2,308,478





Operating expenses



	Salaries and wages
		317,812
		268,624

	Programming fees
		300
		64,062

	General administration
		523,530
		785,446

	Depreciation and amortization
		97,678
		77,186

	Interest
		34,374
		45,409

		Total expenses
		973,694
		1,240,727





Income before income taxes
		1,896,269
		1,067,751





Estimated income taxes
		758,507
		363,000





Income after income taxes
	$	1,137,762
	$	704,751





Net income per common share
	$	.06
	$	0.04




Condensed Consolidated Statement of Cash Flows
Six Months Ended September 30, 1995 (Unaudited)


Six Months Ended



September 30,



1995

1994


Cash flow from operating activities



	Net income
	$	1,137,762
	$	704,751

	Adjustment to reconcile net income to
net cash used in operating activities



		Depreciation and amortization
		97,678
		77,186

		Deferred gain
		(2,065,814)
		(1,026,883)

		Deferred income taxes
		578,054
		345,690

		Change in certain assets and
liabilities



			Accounts receivable
		(27,247)
		139,627

			Prepaid expenses
		(96,784)
		(217,006)

			Taxes payable
		183,376
		(259,380)

			Inventory
		(38,312)
		(78,024)

			Accounts payable
		(54,746)
		(664,865)

			Accrued expenses
		(147,286)
		(94,441)

			Subscriber deposits
		-
		11,008


		(1,571,081)
		(1,767,089)

				Cash flows used in operating
activities
		(433,319)
		(1,062,338)





Cash flows from investing activities



	Investments
		(26,261)
		-

	Development of mine
		(39,488)
		(42,220)

	Property & equipment
		(107,971)
		(115,524)

	Notes receivable
		2,047,734
		1,430,321

	Advance
		(243,805)
		-

	Other
		-
		(44,465)

				Cash flows provided by investing
activities
		1,630,209
		1,228,112





Cash flows from financing activities



	Payments of stockholder advances
		(388,972)
		(300,089)

	Long-term debt
		(78,255)
		(33,747)

	License agreements
		(609)
		(695)

				Cash flows used in financing
activities
		(467,836)
		(334,531)





Net Increase (decrease) in cash
		729,054
		(168,757)





Cash - beginning of year
		1,091,396
		3,574,038





Cash - end of Period
	$	1,820,450
	$	3,405,281





Note 1 - Summary of Significant Accounting Policies

The summary of the Company's significant accounting policies are incorporated by reference from TV Communications Network, Inc., Annual Report on Form 10-KSB dated June 29, 1995 for Fiscal Year ended March 31, 1995.

The accompanying unaudited consolidated financial statements include the accounts of TV Communications Network, Inc., and its wholly-owned subsidiaries. All material and inter-company accounts and transactions have been eliminated in consolidation.

Interim Unaudited Financial Statements

Information with respect to September 30, 1995, and September 30,
1994, and the periods then ended have not been audited by the Company's independent auditors, but, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of the Company. The results of operations for the three months and six months ended September 30, 1995, and September 30, 1994, are not necessarily indicative of the results of the entire fiscal year.

The preparation of the interim report is based on the same accounting standards, and the statements are in conformity with Generally
Accepted Accounting Principles (GAAP). Management believes there are no material misstatements.

Earnings Per Share

Net income per common share is based on the weighted average number of 17,981,133 common shares outstanding for 1995 and 1994.

Income Tax

From its inception on July 7, 1987, the Company incurred operating losses through March 31, 1993, which included certain accrued expenses that are not deductible for tax purposes until paid, and has net operating loss carry forwards available to offset future year taxable income. The following summarizes these losses and their expiration after the utilization of $1.3 million of the net operating loss carry forward in the year ended March 31, 1995.


Net
Operating
Loss

Year of



Carryforwa
rd

Expiration



	Year ended March 31, 1993
	$	1,700,000
2008

</TABLE




Note 1 - Summary of Significant Accounting Policies (continued)

Stockholders' Equity

The options granted by the Company to Century 21 shareholders originally expired as of November 30, 1994. However, the Company extended said options to the benefit of the Century 21 shareholders under the following terms:

TVCN's transfer agent would issue Option Certificates to evidence the rights under the TVCN Agreement. However, the respective number of shares has changed since 1989. At the Special Meeting of TVCN
Shareholders on December 17, 1991 the majority of shareholders of TVCN passed a resolution authorizing a five-to-one (5-1) reverse-stock split plan for the Company's Common Stock. Prior to effecting the reverse split, the total number of shares of Common Stock issued and outstanding was 75,879,665. Immediately following the reverse stock split, the total number of such issued and outstanding shares was 15,175,933. The plan did not favor or discriminate against any group of shareholders and applied equally to all shareholders and persons holding rights to acquire common stock. Accordingly, for those who selected Option A for Preferred Shares, the old conversion rate of two Preferred Shares for one share of Common Stock has been adjusted to implement the five-to-one reverse-split (e.g., there was a conversion right of 10,000 shares of Preferred Shares for 5,000 shares of Common Stock, now there is a conversion right to 1,000 shares of Common Stock.) If Option B was selected, now the exchange of 32 shares of Century 21 stock for 5 options to purchase 5 shares of Common stock at $0.37 per share is adjusted so that the five (5)
options are one (1) option and the option price per share is $1.85
(five times $0.37).

The Option Certificate provides that the option deadline to either convert Preferred Shares to Common Stock or to purchase Common Stock has been extended three years from November 30, 1994 to November 30, 1997. These Option Certificates are not transferable.

TVCN is extending the Options for three years, and the underlying common shares are restricted from public sale for two years from the date of issuance of common stock under the options or the effective date of registration of such shares with the SEC, according to which event occurs first. TVCN may, but is not obligated to, register these shares for public trading through the SEC.



Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations

Total Revenues

The total revenue for the quarter ended September 30, 1995, was $2,022,198 as compared to $689,548 during the quarter ended September
30, 1994 and for the two quarters ended September 30, 1995 was $2,869,963 as compared to $2,308,478 for the two quarters ended
September 30, 1994. The increase was due to the note pay off and the recognition of the deferred gain from the sale of the Washington, D.C. station.

Operating Expenses

Total operating expenses for the three and six months ended September
30, 1995, are $468,325 and $973,694 as compared to $638,105 and
$1,240,727 for the three and six months ended September 30, 1994.
The decreases in expenses of $169,780 and $267,033 are summarized as follows:


Three




Months
 Six
months


	Change in salaries and wages
	$	(36,878)
	$	49,188

	Decrease in programming fees
		(51,678)
		(63,762)

	Decrease in general & administrative
expense
		(89,258)
		(261,917)

	Increase in depreciation and
amortization
		11,735
		20,492

	Decrease in interest expense
		(3,701)
		(11,035)





	Net (decrease) in total expenses
	$	(169,780)
	$	(267,033)

The increase in salary & wages and expenses is due to the increased time spent in developing new areas of operations and defending lawsuits. The decrease in general & administrative expenses are due to decreased consulting charges.

Net Income

The net income after income tax estimate for the three and six months ended September 30, 1995 was $932,324 and $1,137,762 as compared to $33,943 and $704,751 during the three and six months ended September, 1994. The increased income during the first two quarters ended September 30, 1995, is due to the note payment and the recognition of revenue from the sale of cable operations in Washington, D.C. The lower operating costs also contributed to the increase.



Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations (continued)

Liquidity and Capital Resources

The Company initially financed its growth through loans and the sale of stock. The Company will finance its future growth primarily from the sale of domestic operations. To date, the Company has not engaged in any debt financing. Instead, it has relied on individual or group investments. The company's cash flow for the six months ended September 30, 1995, and September 30, 1994, are summarized as follows:

             September
30,



1995

1994


(Unaudited)


	Cash flow from operating activities
	$	(433,319)
	$	(1,062,338)

	Cash flow from investing activities
		1,630,209
		1,228,112

	Cash flow from financing Activities
		(467,836)
		(334,531)

	Cash - beginning of period
		1,091,396
		3,574,038





	Cash - end of period
	$	1,820,450
	$	3,405,281

The sales of the Denver, Colorado, Washington, D.C., and Detroit, Michigan systems for approximately $17.5 million with a resulting gain of $15.5 million are expected to adequately cover the Company's current liabilities along with allowing the Company to develop other wireless cable TV markets in the United States and explore other business opportunities domestically and internationally.

Currently, the Company has $584,743 in long term debt which is primarily for the purchase of the TVCN corporate headquarters building in Denver, Colorado.

The Company's current assets and liabilities are $7,297,453 and $3,324,275, respectively. The Company's cash position is such that management anticipates no difficulty in its ability to meet its current obligations. The company currently has $2,181,631 invested in government securities.

During fiscal year 1993, the Company raised $1,000,000.00 in equity investment by sales of its common stock. The President, a shareholder, and a Director, have advanced loans to the Company totaling $1,123,258. No equity transactions have occurred in the current fiscal year.



Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations (continued)

Accounts Receivable and Payable

The decrease in notes receivable and accounts payable as of September 30, 1995 is due mainly to the payment of invoices and receipt of note payments, respectively, during the first two quarters of the fiscal year 1995.

Advance from Stockholders

During the period from March 31, 1995 to September 30, 1995, the
Company repaid advances from stockholders totalling $388,972.

Subscriber Deposits

The purchasers of the Denver and Detroit stations limited the subscriber deposits assumed by purchasers to $50,000 and $114,000, respectively. TVCN is responsible for subscriber deposits above these amounts.




Item 1. - Legal Proceedings

(A)	Shareholder Class Action Suit - TVCN is a defendant in a
class action suit entitled Merton Frederick, et.al. v.
TVCN, et.al. more fully discussed in the Company's latest
10-KSB filed on June 29, 1995. The class of plaintiffs has not been certified by the court, and discovery is stayed pending resolution of this issue. Motions for summary judgment have been filed by the Company, but are still pending. No date has been set for the trial. TVCN is vigorously defending the case.

(B) 	On August 30, 1995, Eastern Cable Networks Corp.
("Eastern") and People's Choice TV Corp. ("PCTV") closed a transaction pursuant to which Eastern purported to transfer the Detroit WCTV station to PCTV. On September 27, 1995, the Company filed a lawsuit in the District of Columbia
Superior Court seeking damages and to set the transaction aside on the grounds that it violated the agreement pursuant to which TVCN sold the Detroit station to Eastern in 1994. The assets of the Detroit station secure a note from Eastern to the Company in the amount of $3,909,110.
This litigation is in the preliminary stages and as of the date of this filing, neither Eastern nor PCTV have filed answers to the Company's complaint.


Item 2. - Changes in Securities

None.


Item 3. - Default Upon Senior Securities

None.


Item 4. - Submission of Matters to a Vote of Security Holders

The company held its annual Shareholder Meeting on September 22, 1995. Approximately 15,870,000 shares of the 17,981,133 shares outstanding attended the meeting in person or by proxy. The management suggested slate of three Directors was elected, and the firm of Ehrhardt Keefe Steiner & Hottman PC was ratified as independent auditors.





Item 4. - Submission of Matters to a Vote of Security Holders
(continued)

The votes in person or by proxy were:

Directors

For

Against

Abstain


Omar A. Duwaik
		15,795,976
		43,107
		30,795

Armand De Pizzol
		15,809,156
		42,077
		18,645

Dennis J. Horner
		15,809,866
		42,317
		17,695






                      Auditors










Ehrhardt Keefe Steiner &
Hottman PC
		15,819,338
		38,450
		12,090



Item 5.  Other Information

None.


Item 6.  Exhibits and Reports on Form 8-K

None.



Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


	TV COMMUNICATIONS NETWORK, INC.


Date: November 13, 1995 	/ss/Omar A. Duwaik
	Omar A. Duwaik
	PRESIDENT/CEO


	/ss/Dennis J. Horner
	Dennis J. Horner
	VICE PRESIDENT/TREASURER






Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


	TV COMMUNICATIONS NETWORK, INC.


Date: November 13, 1995
	Omar A. Duwaik
	PRESIDENT/CEO



	Dennis J. Horner
	VICE PRESIDENT/TREASURER











TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES

- 2 -



- 3 -

TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES


[FN]
See notes to financial statements.


- 4 -

TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES

Notes to Financial Statements


- 15 -

TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES



TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES

Part II.  Other Information

TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES

TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES