Form 10QSB
period 1995-12-31
TV COMMUNICATIONS NETWORK INC
filed 1996-02-14
CIK 819802

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        December 31, 1995

               Commission File Number     0-18612

          I.R.S Employer Identification Number  84-1062555

                 TV COMMUNICATIONS NETWORK, INC.

                    (A Colorado Corporation)
                  10020 East Girard Avenue #300
                     Denver, Colorado 80231
                   Telephone (303) 751-2900


     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     Common Stock, $0.0005 Par Value - 17,981,133 shares outstanding as of December 31, 1995.


                 PART I. - FINANCIAL INFORMATION

                  TV COMMUNICATIONS NETWORK, INC


               CONSOLIDATED STATEMENTS OF OPERATIONS

                     FOR THE THREE MONTHS ENDED

                     DECEMBER 31, 1995 AND 1994
                           (Unaudited)



                            Three Months Ended  Three Months Ended
                            December 31, 1995   December 31, 1994
                            __________________  _________________
Total Revenue                $   214,927        $   433,967
Revenue-Sold  Cable
  Operations                     338,962          1,314,296
                                 _______          _________
                             $   553,889        $ 1,748,263
                                 =======          =========

 Operating Expenses:
  Salaries and Wages         $   178,347            109,285
  Programming Fees                (4,106)                 0
  General and Administrative     137,105            188,808
  Mining Operations              340,903                  0
  Depreciation and
     Amortization                 51,916             38,302
  Interest                        35,209             86,794
                                 ______             ______

Total Expenses               $   739,374        $   423,189
                                 =======            =======

Income Before Income Taxes   $  (185,485)       $ 1,325,074
                                ________            _______

Estimated Income Taxes       $   (74,194)        $  522,000
                                 _______            _______
Income After Income Taxes    $  (111,291)       $   803,074
                                 =======            =======

Net Income (Loss) per share  $      (.01)        $      .04
                                 =======            =======

See Accompanying Notes to Financial Statements


                  TV COMMUNICATIONS NETWORK, INC

               CONSOLIDATED STATEMENT OF OPERATIONS

                     FOR THE NINE MONTHS ENDED

                     DECEMBER 31, 1995 AND 1994
                           (Unaudited)


                            Nine Months Ended   Nine Months Ended
                            December 31, 1995   December 31, 1994
                            _________________   _________________
Total Revenue                $ 1,098,665        $ 1,715,562
Revenue-Sold Cable
  Operations                   2,325,186          2,341,179
                                 ______             ______
                             $ 3,423,851        $ 4,056,741
                                 ======             ======

Operating Expenses:
  Salaries and Wages         $   496,159        $   377,909
  Programming Fees                (3,806)            64,062
  General and Administrative     660,635            977,152
  Mining Operations              340,903                  0
  Depreciation and
  Amortization                   149,594            112,590
  Interest                        69,583            132,203
                                  ______             ______
Total Expenses               $ 1,713,067        $ 1,663,916
                                 ======             ======
Income Before Income Taxes   $ 1,710,784        $ 2,392,825
                                _______            _______
Estimated Income Taxes       $   684,313        $   885,000
                                _______            _______
Income After Income Taxes    $ 1,026,470        $ 1,507,825
                                _______            _______
Net Income per share         $       .06                .08
                                =======            =======

See Accompanying Notes to Financial Statements

                         TV COMMUNICATIONS NETWORK, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                          DECEMBER 31, 1995 (Unaudited)

                               December 31         March 31
                               1995                1995
                               ______________      ______________

ASSETS
Current Assets
  Cash                             $ 1,551,153        $  1,091,396
  Investments                        2,209,687           2,155,370
  Accounts Receivable                   95,357              56,260
  Prepaid expenses                     454,295               8,080
  Inventory                            207,457             169,145
  Current Portion of Notes           2,825,317           2,335,006
  Current Portion of Def. Tax          423,253             745,649
                                      ______                ______
Total Current Assets               $ 7,766,519        $  6,560,906
                                      ______                ______

 Property, Plant and Equipment
    -Net                           $ 2,116,331        $  2,064,733
                                      ______                ______

Other Assets
  Notes Receivable                 $ 2,042,415        $  4,274,537
  Mountain House Mine                        0             327,392
  License Agreements-Net               108,004             181,282
  Other Assets                           4,135               4,135
  Deferred Income Taxes                 86,626             342,284
  Advance                              717,376             413,318
                                       ______               ______
Total Other Assets                 $ 2,958,556        $  5,542,948
                                       ______               ______
Total Assets                       $12,841,406        $ 14,168,587
                                       =======              ======




LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable                 $    684,446       $   750,834
  Accrued Expenses                      140,906           207,286
  Current Portion of Long-Term Debt      32,153           150,438
  Current Deferred Gain               1,091,926         2,201,277
  Taxes Payable                         230,036           116,623
  Advances From Shareholders          1,001,439         1,512,230
  Subscriber Deposits                    24,126            24,126
                                        ______            ______
Total Current Liabilities          $  3,205,032       $ 4,962,814

Long Term Liabilities
  Long-Term Debt                   $    543,245       $   512,560
  Long-Term Deferred Gain             2,901,284         3,437,838
  Contingencies                               0            90,000
                                         ______            ______
Total Long-Term Liabilities        $  3,444,529       $ 4,040,398

Stockholder's Equity
  Class A Preferred Stock, $1 par
    value, none issued or
    outstanding                    $          0       $         0
  Class B Preferred Stock, $1 par
    value, 28,813 shares issued
    and outstanding                      28,813            28,813
  Class C Preferred Stock, $1 par
    value, 780,000 shares issued
    and outstanding                     780,000           780,000
  Class D Preferred Stock, $1 par
    value, 4,864,000 shares issued
    and outstanding                     152,000           152,000
  Common stock, par value $.0005,
    Authorized 100,000,000 shares
    Issued and outstanding -
    17,981,133 shares                     9,016             9,016
  Capital in excess of par value      6,575,211         6,575,211
  Accumulated (Deficit)              (1,353,195)       (2,379,665)
                                        _______           _______
Total Stockholders' Equity         $  6,191,845      $  5,165,375
                                        _______           _______
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                             $ 12,841,406      $ 14,168,587
                                        =======           =======

See Accompanying Notes to Financial Statements

                 TV COMMUNICATIONS NETWORK, INC.

                    STATEMENTS OF CASH FLOWS

      FOR THE NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                           (Unaudited)

                                     Nine Months Ended December 31
                                     _____________________________
                                        1995               1994
                                      (Unaudited)        (Unaudited)
                                     ______________      ____________
Cash Flow From Operating Activities:
 Net Income                           $ 1,026,470        $ 1,507,825

Adjustments To Reconcile Net
 Income to Net Cash Provided by
 Operating Activities
  Depreciation                            149,594            112,590
  Deferred Gain                        (1,645,905)        (2,341,179)
  Deferred Tax                            578,054            885,000
 Increase (Decrease) From Changes:
  Accounts Receivable                     (39,097)          (168,606)
  Taxes Payable                           113,413           (252,630)
  Inventory                               (38,312)           (95,024)
  Prepaid Expenses                       (446,215)            (4,720)
  Accounts Payable                        (66,388)          (754,936)
  Accrued Expenses                        (66,380)           (36,532)
  Subscriber Deposits                           0             10,992
                                          _______            _______
Net Cash Used In Operating Activities $  (434,766)       $(1,137,221)
                                          _______            _______

Cash Flow From Investing Activities:
  Investments                         $   (54,317)       $         0
  Development of Mine                     327,392            (48,320)
  Property & Equipment                   (127,047)          (173,327)
  Notes Receivable                      1,741,812          2,148,306
  Advance                                (304,058)                 0
  Contingencies                           (90,000)                 0
  Other                                         0            (73,392)
                                         _______             _______
Net Cash Used In
  Investing Activities                $ 1,493,782        $ 1,853,267
                                         _______             _______
Cash Flow From Financing Activities:
  Payment of Shareholder Debt         $  (510,791)       $  (280,796)
  Long-Term Debt                          (87,600)           (38,245)
  License Agreements                         (868)            (5,473)
                                          _______            _______
Net Cash Provided From
  Financing Activities                $  (599,259)       $  (324,514)
                                          _______            _______
Net Increase (Decrease) in Cash       $   459,757        $   391,532
Cash at Beginning of Year             $ 1,091,396        $ 3,574,038
                                         _______            _______
Cash at End of Period                 $ 1,551,153        $ 3,965,570
                                         =======             =======

See Accompanying Notes to Financial Statements

                 TV COMMUNICATIONS NETWORK, INC.

                  NOTES TO FINANCIAL STATEMENTS

                       December 31, 1995

Summary of Significant Accounting Policies

The summary of the Company's significant accounting policies are incorporated by reference from TV Communications Network, Inc., Annual Report on Form 10-KSB dated June 29, 1995 for Fiscal Year ended March 31, 1995.

The accompanying unaudited consolidated financial statements include the accounts of TV Communications Network, Inc., and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.


Interim Unaudited Financial Statements

Information with respect to December 31, 1995, and December 31, 1994, and the periods then ended have not been audited by the Company's independent auditors, but, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of the Company. The results of operations for the three months and nine months ended December 31, 1995, and December 31, 1994, are not necessarily indicative of the results of the entire fiscal year.

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

                                   Net Operating
                                 Loss Carry Forward      Year of Expiration
                                 ------------------      ------------------
  Year ended March 1, 1993           $1,700,000                2008


Stockholders' Equity

The options granted by the Company to Century 21 shareholders originally expired as of November 30, 1994. However, the Company extended said options to the benefit of the Century 21 shareholders under the following terms:

The respective number of shares underlying said options has changed since 1989. At the Special Meeting of TVCN Shareholders on December 17, 1991 the majority of shareholders of TVCN passed a resolution authorizing a five-to-one (5-1) reverse-stock split plan for the Company's Common Stock. Prior to effecting the reverse split, the total number of shares of Common Stock issued and outstanding was 75,879,665. Immediately following the reverse stock split, the total number of such issued and outstanding shares was 15,175,933. The plan did not favor or discriminate against any group of shareholders and applied equally to all shareholders and persons holding rights to acquire common stock. Accordingly, for those shareholders of Century 21 stock who selected Option A for Preferred Shares, the old conversion rate of two TVCN Preferred Shares for one share of TVCN Common Stock has been adjusted to implement the five-to-one reverse-split (e.g. there was a conversion right of 10,000 shares of Preferred Shares for 5,000 shares of Common Stock, now there is a conversion right to 1,000 shares of Common Stock.) If Option B was selected, now the exchange of 32 shares of Century 21 stock for 5 options to purchase 5 shares of Common stock at $0.37 per share is adjusted so that the five (5) options are one (1) option to purchase one share of TVCN Common Stock at $1.85 (five times $0.37) per share.

The option deadline to either convert Preferred Shares to Common Stock or to purchase Common Stock has been extended three years from November 30, 1994 to November 30, 1997. These Options are not transferable.

TVCN is extending the Options for three years, and the underlying common shares are restricted from public sale for two years from the date of issuance of common stock under the options or the effective date of registration of such shares with the SEC, according to which event occurs first. TVCN may, but is not obligated to, register these shares for public trading through the SEC.

ITEM 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Total Revenues

The total revenue for the quarter ended December 31, 1995, was $553,889 as compared to $1,748,213 during the quarter ended December 31, 1994. The total revenue for the three quarters ended December 31, 1995 was $3,423,851 as compared to $4,056,741 for the three quarters ended December 31, 1994. The decrease for the quarter was due to the note pay off and the recognition of the deferred gain from the sale of the Washington, D.C. station in the second quarter.

Operating Expenses

Total operating expenses for the three and nine months ended December 31, 1995, are $739,374 and $1,713,068 as compared to $423,189 and $1,663,916 for the three and nine months ended December 31, 1994, respectively. The increases in expenses of $316,185 and $49,152 are summarized as follows


                                              Three months       Nine months

   Increase in Salaries and Wages                 69,062          118,250
   Decrease in Programming Fees                   (4,106)         (67,868)
   Decrease in General & Administrative Expense  (51,703)        (316,517)
   Increase in Mining Operations                 340,903          340,903
   Increase in Depreciation and Amortization      13,614           37,004
   Decrease in Interest Expense                  (51,585)         (62,620)

   NET INCREASE (DECREASE) IN TOTAL EXPENSES   $ 316,185        $  49,152
                                               =========        =========

The increase in salary & wages is due to the increased time spent in developing new areas of operations and defending lawsuits. The decrease in general & administrative expenses are due to decreased consulting charges. The increase in mining operations reflects expenses involved in developing mining properties.


Net Gain

The net income (loss) after income tax estimate for the three and nine months ended December 31, 1995 was $(111,291) and $1,026,470 as compared to $803,074 and $1,507,825 during the three and nine months ended December 31, 1994. The decreased income during the first three quarters ended December 31, 1995, is due to the prior recognition of revenue from the sale of cable operations, and the recognition of expenses in mining operations. The lower operating costs also contributed to the increase.

Income Taxes

See page 8 "Income Tax" note.

Estimated income taxes are calculated at 40% for both federal and state obligations.

Liquidity and Capital Resources

The Company initially financed its growth through loans and the sale of stock. The Company will finance its future growth primarily from the sale of domestic operations.

To date, the Company has not engaged in any debt financing. Instead, it relied on individual or group investments. The company's cash flow for the nine months ended December 31, 1995, and December 31, 1994, are summarized as


                                          Dec 31, 1995         Dec 31, 1994
                                            Unaudited            Unaudited
                                          ------------         ------------

Cash Flow From Operating Activities       $  (434,766)         $(1,137,221)
Cash Flow From Investing Activities         1,493,782            1,853,267
Cash Flow from Financing Activities          (599,259)            (324,514)

Cash - Beginning of Period                  1,091,396            3,574,038
                                          -----------          -----------
Cash - End of Period                      $ 1,551,153          $ 3,965,570


The sales of the Denver, Colorado, Washington, D.C., and Detroit, Michigan systems for approximately $19.6 million with a resulting gain of $17.6 million are expected to adequately cover the Company's current liabilities along with allowing the Company to develop other wireless cable TV markets in the United States and explore other business opportunities domestically and internationally.

Currently, the Company has $575,398 in long term debt which is primarily for the purchase of the TVCN corporate headquarters building in Denver, Colorado.

The Company's current assets and liabilities are $7,766,519 and $3,205,032, respectively. The Company's cash position is such that management anticipates no difficulty in its ability to meet its current obligations.
The company currently has $2,209,687 in investments in government securities.

During fiscal year 1993, the Company raised $1,000,000.00 in equity investment by sales of its common stock. The President, a shareholder, and a Director, advanced loans to the Company totaling $1,001,439. No equity transactions have occurred in the current fiscal year.

Accounts Receivable and Payable

The decrease in notes receivable, and accounts payable as of December 31, 1995, is due mainly to the payment of invoices and receipt of note payments during the first three quarters of the fiscal year 1995.

Advance from Stockholders

During the period from March 31, 1995 to December 31, 1995, the Company repaid advances from stockholders totalling $510,791.

Subscriber Deposits

The purchasers of the Denver and Detroit stations limited the subscriber deposits assumed by purchasers to $50,000 and $114,000, respectively. TVCN is responsible for subscriber deposits above these amounts.

Mining Operations

The Company, through its subsidiary Mining & Energy International Corp., signed an option agreement with Big Trees' Trust to obtain the rights to develop a mine in Nevada County, California. The term of the option is one year, with an additional opportunity to sign a lease for a term of thirty years. During the option period, the Company is required to pay $40,000 per month as advance royalty or 15% of the value of the ores mined and sold, whichever is greater. The Company has begun the development of the mine.

Overseas Operations

After the international peace and economic conference that was held in Jordan during the last part of 1995, as attended by the US Secretary of State, Commerce Secretary, Prime Minister of Israel, and many other heads of states and foreign dignataries, it was apparent that there were many business opportunities in the Middle East. At a special meeting of the Board of Directors of the Company, held on December 13, 1995, it was decided to empower Mr. Duwaik to explore investment opportunities, to enter into such agreements as are necessary, and to invest in a "Holding Company", if the business opportunities presented by such an investment were deemed to be in the best interest of the Company.

PART II.     OTHER INFORMATION

ITEM 1.  Legal Proceedings

(A)  Shareholder Class Action Suit
TVCN is a defendant in a class action suit entitled Merton Frederick, et.al.
v. TVCN, et.al. more fully discussed in the Company's latest 10-KSB filed on June 29, 1995. The class of plaintiffs has not been certified by the court. Motions for summary judgment have been filed by the Company, but are still pending. No date has been set for the trial. TVCN is vigorously defending the case.

(B) On August 30, 1995, Eastern Cable Networks Corp. ("Eastern") and People's Choice TV Corp. ("PCTV") closed a transaction pursuant to which Eastern transferred the Detroit WCTV station to PCTV. On September 27, 1995, the Company filed a lawsuit in the District of Columbia Superior Court seeking damages and to set aside the transaction between Eastern and PCTV on the ground that it violated the agreement pursuant to which TVCN sold the Detroit station to Eastern in 1994. The assets of the Detroit station secure a note from Eastern to the Company in the amount of $3,909,110. On January 12, 1996 the parties executed settlement agreements dated to be effective December 31, 1995. Pursuant to the settlement Eastern and PCTV paid the Company $614,120.11 in cash; PCTV assumed the Note secured by the Detroit station, PCTV's wholly-owned subsidiary signed a Note in favor of the Company in the amount of $2.1 million, and the Company released Eastern from all liabilities.

ITEM 2.  Changes in Securities
None. See p. 9 for a discussion of Century 21, Inc., and potential future changes.

ITEM 3.  Default Upon Senior Securities
None.

ITEM 4.  Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote to the Security Holders during the third quarter ended December 31, 1995.

ITEM 5.  Other Information
None.

ITEM 6.  Exhibits and Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TV COMMUNICATIONS NETWORK, INC.


Date: February 12, 1996


/ss/Omar A. Duwaik
Omar A. Duwaik
PRESIDENT/CEO


/ss/Dennis J. Horner
Dennis J. Horner
VICE PRESIDENT/TREASURER