Form 10KSB
period 1996-03-31
TV COMMUNICATIONS NETWORK INC
filed 1996-07-02
CIK 819802

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended March 31, 1996

Commission file number  0-18612


TV COMMUNICATIONS NETWORK, INC.
(Name of small business issuer in its charter)


       Colorado                                84-1062555
 (State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)            Identification No.)

   10020 E. Girard Avenue, Suite 300
   Denver, Colorado                                   80231
   (Address of principal executive offices)         (Zip Code)

Issuer's telephone number, including area code  (303) 751-2900

Securities registered pursuant to Section 12 (b) of the Act:

                                          (Name of each exchange
   (Title of each class)                   on which registered)

    Common Stock                                  None

Securities registered pursuant to Section 12 (g) of the Act: None

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No _____

     Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     Issuer's operational revenues for its most recent fiscal year ending March 31, 1996, were $1,195,368.

     The aggregate market value of the issuer's voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock as of June 14, 1996, is $1,498,940 (based on 3,997,174 shares and on average of bid and asked prices of $0.375).

     The number of shares outstanding of each of the issuer's classes of common equity as of June 15, 1996: 17,981,133 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes ___
No [x]

P A R T   I

Item 1.     DESCRIPTION OF BUSINESS.

Business Development

     TV Communications Network, Inc. ("TVCN" or the "Company") was organized as a Colorado corporation on July 7, 1987. Its executive offices are at 10020 E. Girard Avenue, Suite 300, Denver, Colorado 80231, and its telephone number is (303) 751-2900. The Company was formed to seek business opportunities that in the opinion of management will provide profit to the Company in any industry in general and the Wireless Cable TV ("WCTV") industry in particular.

     The WCTV industry was presaged in 1974 when the first commercial TV station broadcasting on the microwave spectrum began operating in New York. By 1980 the Federal Communications Commission ("FCC") had authorized a total of 131 commercial microwave TV stations, and these stations had an estimated 725,000 subscribers. In most instances, these pre-WCTV microwave stations provided pay-TV service to the public, although they were also used for data transmission, educational and non-pay TV purposes. Prior to 1983 the FCC limited commercial microwave TV stations to the MDS (Multipoint Distribution Service) band (i.e., 2150 to 2162
Mhz). The stations were thus limited to one or two TV channels. The majority of these stations were in uncabled metropolitan areas and other markets where cable TV services were not available. As cable TV services were introduced to more uncabled areas, the number of MDS-only stations declined as subscribers began to switch to cable TV because of the severe limitation on the number of channels an MDS-only station could carry.

     The WCTV industry was created in 1983 when the FCC began licensing WCTV stations to broadcast multiple TV channels per station on microwave frequencies. The WCTV frequency spectrum is now divided by the FCC into groups of frequencies such as MMDS (Multichannel Multipoint Distribution Service), ITFS (Instructional Television Fixed Service), OFS (Operational Fixed Service), as well as the MDS band previously available. MMDS, MDS, and OFS frequencies are licensed to commercial entities for commercial use, while ITFS frequencies are licensed to educational institutions for educational, instructional and cultural TV programs. However, educational institutions are allowed to lease any excess capacity on their ITFS channels to commercial entities for commercial use. A television station that employs MMDS, MDS, OFS and/or leased ITFS microwave TV channels to broadcast cable TV programming to subscribers for monthly fees is referred to as a WCTV station.

     The FCC regulates the construction, operation, and reporting requirements of WCTV stations, which transmit from 4 to 33 TV channels of programming and have a range of 25 to 50 miles from the transmitting station. A WCTV station can deliver a variety of signals, including subscription television, data, and other related entertainment and communications services. WCTV station subscribers capture the microwave signals by means of a specially designed partial parabolic antenna. The captured microwave signals are then converted down to frequency levels recognizable by a standard television set.

Wireless Cable Operations

     Salina, Kansas. On June 17, 1994 TVCN leased the WCTV station in Salina, Kansas to Midas Media of Salina, Inc. ("Midas"). On September 13, Midas filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court. As part of its bankruptcy proceeding, Midas decided to sell all of its assets, and TVCN was the successful bidder in the bankruptcy court.
TVCN's bid was $200,000 in cash and a waiver of all its claims against Midas, which claims totaled approximately $115,000. The bankruptcy court approved the sale of all of the assets of the Salina station to TVCN free and clear of all encumbrances on March 12, 1996. TVCN is currently operating the Salina station. The Salina operation broadcasts on 15 channels to a base of 489 subscribers and has two employees.

     Mobile, Alabama. The Company's Mobile, Alabama license is leased to Mobile Wireless TV. For the use of this license the Company received a promissory note in the amount of $100,000. The note bears interest at the rate of ten percent, with interest payable quarterly. The principal is due on May 9, 1997. In addition, the Company receives a transmission fee which is the greater of $2,000 per month; $0.50 per subscriber per month; or two percent of the gross monthly revenues of the station.


     Woodward, Oklahoma. The Company's Woodward, Oklahoma license is leased to Pioneer Telephone Cooperative. The channel lease provides for transmission fees of $1,000 per month and expires on March 31, 1997.

     San Luis Obispo, California. The Company leased the San Luis Obispo, California WCTV station to Wireless Telecommunications, Inc. ("WTCI") on June 15, 1995. On January 1, 1996 WTCI defaulted on its agreements with the Company, and the Company terminated the lease on February 14, 1996. On February 28, 1996 the Company filed suit to repossess the station. ("See "Legal Proceedings" herein). On June 18, 1996 the Sheriff of San Luis Obispo County repossessed the station on behalf of the Company, and the Company has begun operating the station.

     Other Stations. The Company owns a station in Hays, Kansas. In addition, on behalf of its affiliate, Multichannel Distribution of America, Inc. ("MDA"), the Company constructed three other stations. These stations of four channel licenses are in Myrtle Beach, South Carolina; Quincy, Illinois; and Rome, Georgia. In consideration for building the stations, MDA appointed TVCN as the operator of the stations. None of these stations has been leased, and the Company and MDA are considering offering a premium programming package such as HBO, ESPN, Showtime, and CNN at the stations as test markets for this strategy. The Company is also investigating cooperating with other channel operators or leasing out the stations.

The FCC Spectrum Auction

     From November 13, 1995 to March 28, 1996 the FCC conducted an auction of a certain portion of the microwave spectrum used by WCTV stations. In this auction the FCC divided the country into Basic Trading Areas ("BTAs"), according to certain geographic WCTV markets. The successful bidder on each BTA acquired the right to obtain the licenses for all parts of the commercial WCTV spectrum in the BTA which were not already under license. In order to qualify to participate in the auction each bidder was required to pay an up-front payment to the FCC. The Company's up-front payment was $300,000 with a small business bidding credit of $400,000.

     The FCC conducted the auction as an electronic "simultaneous multiple round" auction through a specially prepared automated auction software program. The auction closed after 181 rounds. Sixty-seven auction participants made successful bids on one or more BTAs. CAI Wireless Systems, Inc. was the largest participant in terms of dollar volume, purchasing 32 BTAs for $48.8 million. Heartland Wireless Communications, Inc. purchased the most BTAs, acquiring 93 BTAs for a total of $19.8 million.

     The Company was the successful bidder on the following 12
BTAs: Clarksburg-Elkins, Fairmount, Logan, Morgantown, Steubenville and Wheeling, West Virginia; Dickinson and Williston, North Dakota; Scranton-Wilkes Barre-Hazleton and Stroudsburg, Pennsylvania; Scottsbluff, Nebraska and Watertown, New York. The Company's net bid was $1,276,000 (taking into account the 15% "small business" credit TVCN received). This made TVCN the tenth largest participant in terms of the number of BTAs acquired, and the 22nd largest participant in terms of dollar volume. The total amount outstanding on this obligation is $975,000, which the Company is financing over ten years as described in the notes to the Company's financial statements. The Company has not yet finalized its plans with respect to development of WCTV stations in these BTAs, and there is no assurance that the Company will have sufficient resources to develop such stations.

Sale of WCTV Stations

     Washington, D.C.

     In 1993 the Company sold its WCTV station in Washington, D.C. to Eastern Cable Networks of Washington, Inc. ("ECNW"), a subsidiary of Eastern Cable Network Corp. ("ECNC"). The following consideration was received by TVCN: (1) a non-refundable deposit of $50,000.00; (2) payment upon closing of $550,000.00; (3)
payment of $600,000.000 six months after closing; and (4) a $1.3 million dollar promissory note. On August 30, 1995 ECNW sold the Washington, D.C. system to People's Choice TV Corp. ("PCTV"). At that time PCTV paid the remaining amounts due to TVCN in the amount of $1,040,990, and TVCN released its lien on the station.

     Detroit, Michigan

     In 1994 the Company sold its WCTV station in Detroit, Michigan to Eastern Cable Networks of Michigan, Inc. ("ECNM"), another subsidiary of ECNC. The consideration received by TVCN was $11,000,000.00 payable as follows: (1) a deposit of $250,000;
(2) $2.25 million cash at closing; (3) $500,000 90 days after closing; (4) up to $2.0 million payable as a function of ECNM's ability to successfully expand its services; (5) $500,000 nine months after closing; and (6) a $5.5 million promissory note secured by a lien upon the entire station.

     On August 30, 1995, ECNM sold the Detroit station to a subsidiary of PCTV. In September 1995 the Company filed a lawsuit in the District of Columbia Superior Court seeking damages and to set aside the transaction on the ground that it violated the agreement pursuant to which TVCN sold the Detroit station to ECNM in 1994. On January 12, 1996 the parties settled the lawsuit effective December 31, 1995. Pursuant to the settlement the Company released ECNC from all liability and consented to PCTV's assumption of the note secured by the Detroit station (the "Original Detroit Note"). In return, ECNC and PCTV paid the Company $614,120 in cash; PCTV assumed the Original Detroit Note; and one of PCTV's wholly-owned subsidiaries executed a second note (the "Additional Detroit Note") in favor of the Company in the amount of $2.15 million. As of March 31, 1996 the total outstanding deferred purchase price of the Detroit station was $5,470,358, consisting of the $3,320,358 principal balance of the Original Detroit Note and the $2,150,000 principal balance of the Additional Detroit Note. Due to the uncertainty of collection, the receivable has been written down by $2,392,2333.

     Denver, Colorado

     In December 1993 the Company sold its Denver, Colorado WCTV station to American Telecasting, Inc. (ATI), of Colorado Springs, Colorado. The gross purchase price was determined pursuant to a contractual formula to be $6,073,500.00. After adjustments, the net purchase price was $5,868,434.00, payable as follows: (1) $250,000 at execution of the sales agreement (2) $1,500,000.00 at closing (3) $250,000 30 days after closing, (4) the balance of $3,868,634.00 is payable at eight percent (8%) interest in monthly interest only payments for the first year, $50,000.00 per month plus interest for the second year, $125,000.00 per month plus interest for the third year, $83,333.00 per month plus interest for the fourth year, and $64,036.50 per month plus interest for the fifth year.

     After the closing a dispute arose between the Company and ATI concerning a number of post-closing contractual price adjustments. On October 2, 1995 ATI and the Company settled this dispute, and pursuant to the settlement agreement ATI paid the Company $47,500, and the parties released one another from all liabilities, except ATI is still liable to the Company for the promissory note secured by the Denver station. As of March 31, 1996 the outstanding principal amount of this note was $2,892,415.

Mining Business

     Mining and Energy International Corp./Liberty Hill Mine

     The Company, through its subsidiary Mining and Energy International Corp. signed an option agreement with Big Trees' Trust to obtain the right to develop the Liberty Hill Mine in Nevada County, California. The term of the option is one year expiring December 8, 1996, with an additional opportunity to sign a lease for a term of thirty years. During the option period, the Company is required to pay $40,000 per month as advance royalty or 15% of the ores mined and sold, whichever is greater.

     The Company has begun developing the mine. Approximately $350,000 of the budget has been expended to date, and it is estimated that it will take another $250,000 to complete, to be funded by the company. In addition to gold, the mine operator hopes to produce and sell substantial amounts of silica. The Company is relying on the expertise of Ray Naylor (who is an officer in the Company's Century 21 subsidiary) in developing this mining opportunity.

     Century 21/Mountain House Mine

     In December 1989, the Company acquired an interest in Century 21 Mining, Inc., a Utah corporation ("Century 21"), whose principal asset is the Mountain House Mine in exchange for options to purchase TVCN stock. The Mine is not yet in operation. The Company's options exchanged with Century 21 shareholders originally would have expired as of November 30, 1994. The Company extended the options for three years from November 30, 1994 to November 30, 1997. The Company intends to either lease the Mountain House Mine to a mining operator or, if financially feasible, operate the mine. Although TVCN management has no experience in the operation of a mining property, Century 21 management does have such experience. As of March 31, 1996, the Company has advanced approximately $387,000 for the assessment work to maintain the validity of the title to the mine and other expenses. Since the mine is not yet in operation, the Company expensed all amounts advanced to
Century 21 in the current year. Although the Company cannot predict whether adequate financing will become available to operate the Mine, Management believes that because of the higher viability of the gold market and the promise the Mountain House Mine holds, further investment in Century 21 might be warranted.

Reema International Corp.

     Reema International Corp. ("Reema") is a wholly-owned subsidiary of TVCN incorporated to explore for and develop business opportunities in the oil and gas industry. Specifically, Reema is in the business of developing projects designed to convert natural gas into transportation fuels ("Gas Conversion
Project").

     A Gas Conversion Project represents a significant step forward into the next generation of technology for the production of transportation fuels. To date, transportation fuels such as diesel, kerosene and gasoline have been produced primarily from petroleum. However, as petroleum reserves have declined, replacement and development costs have increased; and as market demand has increased and environmental regulations have become more stringent, the production of transportation fuels from natural gas has become more economically attractive. In response, Reema has initiated a project to produce premium-value diesel, kerosene and gasoline pool material from natural gas and is in the process of selecting the best location for building its first facility. The project will be designed and constructed over a three year period.

     The Gas Conversion Project will use proven technologies to produce approximately 10,000 barrels per day (bpd) of transportation fuels from 100 million standard cubic feet per day (mmscfd) of natural gas. The principal process involved utilizes the FischerTropsch technology which has undergone more than seven decades of research, development and production. This technology was used to produce transportation fuels in Germany during World War II and remains in continuous commercial use today. Currently, it is being used to make transportation fuels from both coal and natural gas feedstocks. Diesel fuel produced by this process has no sulfur, no aromatics, a high cetane number, and a higher combustion rate (is faster starting) than conventionally produced diesels.

     The demand for clean diesel is substantial now and growing rapidly in Europe, Asia and the United States. Meeting the higher quality standards and stricter environmental regulations generally requires expensive modifications and additions to conventional refineries using petroleum feedstock. Products from the Gas Conversion Project represent an economical alternative for meeting the new standards. In addition, refiners and blenders can use these products as premium-value blending stock in refineries, thereby allowing the expanded use of less environmentally acceptable products without additional processing. In many cases this use will allow refineries to avoid costly capital expenditures for upgrading petroleum derived products. Initial market analyses indicate significant premiums will be paid for transportation fuels derived from natural gas. Preliminary evaluations of the technology, capital cost, operating cost and product revenues have been completed by Reema. Information from prospective licensors who have actual operating experience with this technology has been utilized in these evaluations. The economics are based on a plant that will produce 10,000 barrels per day of product and cost $275 million (U.S.) to design, construct and put into operation.

     Total investment requirements for the project are estimated at $275 million, including costs for working capital, spare parts, licenses, start-up, escalation and interest during construction. Reema anticipates funding 70% by borrowed funds and 30% by equity participation. The debt portion may be obtained as supplier credits, bond issues, bank loans or from other sources. It is anticipated that the equity portion will be obtained from program participants including Reema, and potentially the gas supplier, licensor(s), engineering and construction contractor(s), product customers and other investors. There can be no assurance that such financing will be obtained.

     Reema is currently evaluating technologies, proceeding with preliminary process design, evaluating funding alternatives and prospective investment bankers, analyzing project economics and negotiating agreements (gas supply, product sales, project financing). It is anticipated that a consortium will be formed to develop, construct, own and operate the facility. The consortium participants will consist of Reema and other equity participants with a vested interest in the project's success. The consortium participants will nominate and select representatives to form a management committee to provide overall direction, and to represent the owners' and investors' interests. Reema will be the project manager and plant operator. It will make and implement the day to day decisions required to design, procure, construct and operate the facility and to market the products.

     Reema's day-to-day operations are managed by its Senior Vice President, Glen Clark. Mr. Clark has over 44 years experience, both domestic and international, in the process industry. His expertise includes operations, technical, quality control, environmental/regulatory issues, project development, and marketing. He has a BS in chemical engineering from Pennsylvania State University and a MBA from New York State University. Mr. Clark's prior experience includes positions as manager of the Environmental Department at Ford Bacon & Davis Technologies, Inc., manager of the Engineering and Design Drafting group of Gulf Interstate Engineering, manager of world wide operations at M.W. Kellogg, and manager of synfuel project activities at Bechtel Petroleum. Prior to joining Bechtel Mr. Clark spent 27 years with Allied Chemical Corporation, where he progressed from an entry level shift foreman to vice-president of the company.

Internet Business Opportunities

     On February 16, 1996 the Company incorporated its wholly-owned subsidiary, Planet Internet Corp. to explore business opportunities on the internet and the world wide web. Currently, though Planet Internet has looked at a number of opportunities, management has not decided to pursue any at this time. The day-to-day operations of Planet Internet are managed by Jad Duwaik, who is Omar Duwaik's son.

Middle East Investment Authorization

     At a special meeting of the Company's board of directors held on December 13, 1995, Omar Duwaik was authorized to explore investment opportunities in the Middle East. Mr. Duwaik was authorized to enter into such agreements as were necessary and to invest in a holding company on behalf of the Company if he deemed such an investment to be in the best interests of the Company. To date Mr. Duwaik has explored numerous investment opportunities. However, none have met the criteria he has established for making such an investment. Therefore, although Mr. Duwaik was authorized to commit up to $3 million, no funds have been expended to date pursuant to the board's authorization. Pursuant to its general policy of seeking shareholder approval of major investments, the Company will seek shareholder approval of any investment made pursuant to this authority.

Jordanian Communications Company

     The Jordanian Communications Company ("JCC") was incorporated by a Jordanian group representing three banks in Jordan and is headed by a former Jordanian minister. JCC's primary purpose is to provide data communications services to banks and commercial entities. Through extensive lobbying efforts Mr. Duwaik was able to secure TVCN's participation in JCC, and the Company made a $179,826 investment.

     Prior to making the TVCN investment, JCC was negotiating with another company for a possible contract for the construction of a data communications system in Jordan. By making its investment, TVCN was hoping to receive the award of said contract. However, TVCN has requested a refund of its investment.

Convention Network 96

     The Company has agreed to invest approximately $100,000 in a limited liability company named Convention Network 96, LLC ("CN96"). CN96 has acquired from Spectadyne, Inc. (the producer of Spectravision seen in hotels around the world) an option to broadcast a "convention" channel to the guests staying at the hotels serving the Republican National Convention in San Diego and the Democratic National Convention in Chicago. The other principals of CN96 are Jay Fetner and Christine Dolan. Mr. Fetner and Ms. Dolan are currently in the process of securing sponsors for the program. If sufficient sponsors commit to the program, Ms. Dolan will be in charge of producing the programming for the channel. TVCN is entitled to half of the profits of the venture after the return of the original $100,000 investment. However, there is no assurance that sufficient sponsorship revenues will be received to make TVCN's investment in CN96 successful.


Qatari WCTV Station

     In 1992 the Company received a contract from Qatari
Government
Telecommunications Corporation ("Q-Tel") to build a WCTV station in Doha, Qatar and train operations personnel. The Company built the station in 1993, and a provisional acceptance certificate for the station was issued on August 14, 1993. Through May 1996 TVCN personnel assisted in the management and operation of the station and trained Qatari personnel. TVCN has guaranteed the supply of all compatible equipment and spare parts that may be needed for the maintenance, and refurbishment of the equipment, and the continuation of the WCTV operation without interruption over a period of 10 years. The Company does not expect any material expenses associated with the guaranteed supply. The Qatari cable system was awarded "Cable Operator of the Year" honors at the CABSAT '95 (cable and satellite exhibition).

Business of Issuer

Principal Services and Markets

     The Company owns MMDS licenses in Mobile, Alabama, San Luis Obispo, California, Salina, Kansas, and Hays, Kansas. The Company's MMDS license in Mobile is leased to an independent WCTV operator. The Company constructed stations in Myrtle Beach, South Carolina; Quincy, Illinois; Rome, Georgia; and Woodward, Oklahoma under authority from MDA.

     Currently, the only WCTV stations the Company is operating are in the Salina, Kansas and San Luis Obispo, California areas.
The Company is leasing its Mobile, Alabama license as well as the Woodward, Oklahoma license (under authority from MDA).

     The Company offers its services to private homes, apartments and commercial properties including stores, bars, restaurants, office buildings, and hotels/motels.

Distribution Methods

     In any given market, the number of channels a WCTV station is able to offer to its subscribers is limited by the number of WCTV channels available to the operator (including any channels leased from other licensees) and the terms of the leases under which leased channels are used. In addition, the nature of the subscribers' receiving equipment and the availability of funds for the necessary capital investment affects the quality of the station's services.

     The so-called "head-end" equipment at a WCTV broadcast station typically includes satellite receiving equipment, descramblers, transmitters, combiners, waveguides and omnidirectional or cardiode antennae located at the tower site in each location. Television programming, received via satellite at each broadcast facility is retransmitted over microwave frequencies in a scrambled mode over the WCTV channels owned or leased by the WCTV operator. The signal is received by the subscriber's reception equipment. The scrambled signal is then decoded at each television outlet by an authorized set-top converter.

     Subscriber reception equipment typically consists of a television antenna designed to provide reception of VHF/UHF off-air programming (provided as an option to consumers), a microwave receive antenna (about 27" tall and 18" wide), a downconverter, a set-top converter (descrambler and channel selector) and various other component parts.

Competition

     The Company competes for viewers with the television networks, independent television stations and other video media such as cable television, satellite television program services and video cassettes.

     The most common source of competition to a WCTV station is traditional cable television. Most cable television systems are able to offer a greater number of channels to their audiences than most WCTV stations. In addition, most cable television systems supply some programming that is not available on WCTV stations, including a wide range of advertiser-supported and subscription-supported video programming services. New compression technology is presently being tested which could allow WCTV operators to offer many more channels by compressing more than one TV channels of programming onto each licensed channel. However, the same technology is being developed for cable usage and DBS usage, so the effect of the technology cannot be predicted with certainty at this time. In addition, there is no certainty that deployment of such technology for any of its present or future stations will be within the Company's financial capacity.

     Other sources of competition include low power television stations and direct satellite-to-home transmissions. Wireless and traditional cable communication systems face substantial competition from alternative methods of distributing and receiving television signals and from other sources of entertainment such as movie theaters and home video rentals.

     Finally, in most areas of the country, including areas served by the Company, off-air programming, can be received by viewers who use their own antenna. The extent to which a WCTV operator competes with off-air programming depends upon the quality and quantity of the broadcast signals available by direct antenna reception compared to the quality and diversity of the operator's WCTV programming.

     Advances in communications technology and changes in the marketplace are constantly occurring. Thus, it is not possible to predict the effect that ongoing or future developments might have on the cable communications industry. The ability of the Company's systems to compete with present, emerging and future distribution media will depend to a great extent on obtaining attractive programming. The continued availability of sufficient quality programming may in turn be affectedby the developments in regulation or copyright law. In addition to management and experience factors, which are material to the Company's competitive position, other competitive factors include authorized broadcast power allowance, number of leased channels, access to programming, and the strength of local competition. The Company competes with a great number of other firms in all phases of its operations, many of which have substantially greater resources than the Company.

Agreements with Program Suppliers

     A WCTV operator can offer its subscribers a broad range of television programming, including popular channels like ESPN, CNN, WTBS, DISCOVERY, LIFETIME, CNBC, WGN, NICKELODEON, WWOR, A&E, USA, CMTV, MTV, SCOLA, SHOWTIME, as well as the local ABC, NBC, CBS, and FOX affiliates, PBS stations independent stations, and local UHF channels. The Company has agreements with World Satellite Network to provide programming for its Salina and San Luis Obispo stations.


Patents, Trademarks and Licenses

     The Company owns MMDS licenses in Mobile, Alabama, San Luis Obispo, California, Salina, Kansas, and Hays, Kansas. All licenses issued by the FCC are subject to renewal. The Company has also constructed stations in Myrtle Beach, South Carolina, Quincy, Illinois, Rome, Georgia, and Woodward, Oklahoma under authority from MDA, an affiliate which holds the MMDS licenses for these stations.

     In addition, the Company successfully bid on twelve Basic
Trading Areas (BTAs) in the recent FCC auction of a portion of the microwave spectrum (see "FCC Auction" herein). The Company anticipates that the FCC will issue licenses for these BTAs in due course.

     The Company's wholly-owned subsidiary, Planet Internet
Corporation, recently registered the trademark "fun.edu" with the Colorado Secretary of State (see "Internet Business Opportunities" herein).

     The Company holds no patents.

Governmental Regulation/FCC Licensing

     The operations of the Company are not subject to regulation by any state or local government. However, the WCTV portion of the Company's activities are subject to FCC regulations. The Company's ability to continue providing WCTV programming is dependent upon continued FCC qualification of the Company as the licensee (or lessee) of the channels comprising such system. In any given market the microwave broadcast spectrum is divided into 33 channels.
These channels are further divided into groups as follows:

                                             No. of
                      Channel Group         Channels
                      _____________         _________
                         A Group                4
                         B Group                4
                         C Group                4
                         D Group                4
                         E Group                4
                         F Group                4
                         G Group                4
                         H Group                3
                         Channel 1              1
                         Channel 2              1
                                              _____
                         Total                  33

     Of the 33 channels in this part of the spectrum a commercial WCTV operator can own directly the licenses for the eight MMDS channels (groups E and F), the OFS channels (group H) and the MDS channels (channels 1 and 2). This allows a WCTV operator to own directly up to thirteen (13) channels. In addition, the FCC has authorized educational licensees of ITFS channels (groups A, B, C, D and G) to lease their excess capacity for commercial use, including subscription television service.

     Broadcasting licenses for WCTV facilities are granted for a maximum period of ten years, and are renewable upon application. Prior to the expiration of a license, the licensee must submit an application for renewal of the license evidencing that the licensee has been complying with the FCC's rules and regulations. While there can be no assurance that renewal of a license will be granted, historically, such licenses have been renewed if the licensee has complied with the FCC's rules and regulations for the operation of the facilities, as well as the rules relating to the types and nature of transmission equipment.

     From time to time legislation may be introduced in Congress which, if enacted, might affect the Company's operations. Proceedings, investigations, hearings and studies are periodically conducted by Congressional committees and by the FCC and other government agencies with respect to problems and practices of, and conditions in the subscription TV industry.

     On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 ("the Act"), the most sweeping overhaul in the 60 year history of the Communications Act. The Act does not completely replace the older law, but rather deletes some parts, adds new ones and augments others. The Act's primary purpose is to open the entire range of telecommunications services to greater competition and cross service providers. The Act is not completely self-executing, however, so the FCC must enact regulations to implement the Act's provisions.

     Two actions taken by the FCC as a result of the Act are particularly important to the Company's ongoing business in the wireless cable industry. First, the FCC has proposed a rule that would preempt the local zoning regulation of MMDS antennas, thus allowing the placement of antennas in areas in which they had been prohibited. The rule would establish a rebuttable presumption that state or local regulations are unreasonable if they effect the installation, maintenance or use of MMDS antennas. The FCC has also streamlined its ITFS application process by delgating processing authority to the FCC staff. As many WCTV systems rely on leasing excess ITFS channel capacity, the new procedures should benefit the wireless cable industry by making more such licenses available.

     The information contained under this section does not purport to be a complete summary of all the provisions of the Communications Act and the rules and regulations of the FCC thereunder, or of pending proposals for other regulation of MMDS stations and related activities. For a complete statement of such provisions, reference is made to the Communications Act, and to such rules, regulations and pending proposals thereunder.

Employees

     As of March 31, 1996, the Company had 15 employees, with one stationed in Qatar.


Capital

     Providing television programming requires substantial initial capital outlays. While contracts with respect to the providing of such services are intended to have terms sufficient to provide for the recovery of the Company's investment, together with a favorable return on its investment, the Company's continued expansion is largely dependent on its ability to raise capital for the costs of any of its new business endeavors.

     Since inception, the Company financed its capital and operating cash requirements through loans and advances from the Company's president, and the sale of common and preferred stock. The Company is now considering different debt financing options. There is no certainty that the Company will be able to obtain all required financing.


Summary

     The most dominant industry about which financial information is presented elsewhere in this report is the construction, sale, lease and operation of WCTV stations. The principal service is the providing of subscription TV programs to commercial and private subscribers. The method of distribution is by over-the-air microwave signals. The leasing of MMDS and other microwave TV channels is essential to this business. The practice of the Company relating to working capital is to have an adequate amount of inventory and in particular the receiving equipment for the installation of new subscribers. The Company's competitive position is second to the cable TV operators. The Company's principal methods of competition includes lower price, better service, and product performance (better picture quality).
Another advantage is the ability of the microwave signal to reach subscribers in areas not economically feasible for the cable TV operators. Increasingly, satellite television program services are competing with the Company. The negative factors include a lesser number of channels and consequently a lesser number of programs. As disclosed above, the Company is also exploring other business opportunities, including mining, internet, and gas conversion projects.

Item 2.     DESCRIPTION OF PROPERTIES.

     The Company retains ownership of substantially all system equipment necessary to provide its services to subscribers. Such system equipment includes all reception and transmission equipment located at the tower (i.e., the head-end equipment), reception equipment located at each subscriber location (i.e., subscriber equipment) and related computers, diagnostic equipment and service vehicles and facilities. The Salina, Kansas system equipment is valued at $200,00. The Company's WCTV facilities are, in the opinion of management, suitable and adequate by industry standards.

     The Company owns its executive offices in Denver, Colorado. The Company also owns a warehouse in Detroit, which is leased to PCTV at the rate of $4,000 per month until March 1999, and vacant land in Arapahoe and Jefferson Counties in Colorado, which is being held for future development. Physical assets of the Company, except for the mortgage on corporate headquarters, are not held subject to any major encumbrance.


Item 3.     LEGAL PROCEEDINGS.

(1) TVCN is the Defendant in a class action suit by two shareholders of TVCN filed on April 2, 1996 in the United States District Court for the District of Colorado under Case No. 94-D-
837. MERTON FREDERICK, as Trustee of the M&M Frederick, Inc. Profit Sharing Plan, f/k/a M&M Frederick, Inc. Defined Benefit Pension Plan; and F.S. WORKMAN; on Behalf of Themselves and All Others Similarly Situated, are the Plaintiffs, and the Defendants are TV COMMUNICATIONS NETWORK, INC., TVCN OF MICHIGAN, INC., TVCN OF WASHINGTON, D.C., INC., INTERNATIONAL INTEGRATED SYSTEMS, TVCN INTERNATIONAL, INC., INTERNATIONAL EXPORTS, INC., OMAR DUWAIK, JACOB A. DUWAIK, KENNETH D. ROZNOY, SCOTT L. JENSON, AND SCOTT L. JENSON, P.C.

     The Plaintiffs allege that the Company incorrectly stated the value of its assets. The class action suit alleges that had the financial condition of TVCN been fully and fairly disclosed to the Plaintiffs and other shareholders they would not have purchased TVCN securities. On March 8, 1996 the court certified a class, and notice to the class has been sent. Defendants have filed three motions for summary judgment on different issues. One motion has been denied and the other two are pending. No trial date has been set. Discovery is being conducted in the case, and the Company is vigorously defending the case.

(2) The Company is the plaintiff in TV Communications Network, Inc. v. Wireless Telecommunications Network, Inc. filed February 28, 1996 in the Superior Court of San Luis Obispo County, California. In this case TVCN alleges that Wireless Telecommunications, Inc. ("WTCI") defaulted under certain agreements it entered into with TVCN in June 1995 and is seeking to obtain a money judgment against WTCI and repossess the San Luis Obispo WCTV station. No trial date has been set and discovery is under way. TVCN expects to prevail in this litigation. As part of its litigation strategy WTCI attempted to sue TVCN on the identical issues in Pennsylvania, the home of WTCI. TVCN considers the Pennsylvania action to be frivolous and expects it to be dismissed. On June 18, 1996 the Sheriff of San Luis Obispo County repossessed the station on behalf of the Company, and the Company has begun operating the station.

(3) The Company knows of no other litigation pending, threatened or contemplated, or unsatisfied judgment against it, or any proceedings in which the Company is a party. The Company knows of no legal actions pending or threatened or judgments entered against any Officers or Directors of the Company in their capacity as such in connection with any matter involving the Company or the business.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
SHAREHOLDERS.

     No matters were submitted for a vote of security holders of the Company during the fourth quarter of the fiscal year ended
March 31, 1996.

P A R T   II


Item 5.     Market for the Registrant's Common Equity and Related
Stockholder Matters.

     The Company's common stock has traded on the over-the-counter market (OTC) since January 11, 1988. As of March 31, 1996, there were seven stock brokerage firms making a market in the Company's common stock. The high bid and low asked prices of the common stock of the Company have been as follows:


                                     High Bid       Low Ask
                  Quarter Ending     Per Share     Per Share
                  ______________     _________     _________
                      3/31/94           .19           .14
                      6/30/94           .50           .20
                      9/30/94           .50           .20
                     12/31/94           .25           .19
                      3/31/95           .13           .15
                      6/30/95           .10           .05
                      9/30/95           .08           .03
                     12/31/95           .06           .02
                      3/31/96           .07           .02

     The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

     As of March 31, 1996, there were 2,127 record holders of the Company's common stock.

     The Company has not paid cash dividends on its common stock and does not anticipate paying cash dividends for the foreseeable future. The Company anticipates that all earnings, if any, will be retained for development of the Company's business.


NASDAQ Listing

     The Company made an application to have its common stock listed and quoted on the NASDAQ System. The application was denied. One of the requirements for listing on NASDAQ is that the common stock of the company requesting inclusion have a minimum bid price of $3.00 per share. The current price of the stock does not meet the requirements of NASDAQ. The Company intends to reapply for listing when the listing requirements are met.

Item 6.     Management's Discussion and Analysis of Financial
Condition and Results of Operations.

     The total primary operating revenue for 1996 was $1.2 million compared to $1.6 million in 1995. The decrease is due to the lower commitment fees from channel leases. The net income for 1996 was $512,000 compared to $777,000 last year. The difference is due to the recognition of revenue from the payment in its entirety of the note for the sale of the Washington, D.C. station less the write off of advances. Expenses for 1996 were $3.8 million compared to $2.9 million in 1995. The difference is due to the write off of advances to Century 21 and Reema International.

     Salaries and wages were $742,000 in 1996 compared to $568,000 in 1995. Staffing has remained relatively constant, but is expected to increase due to the re-acquisition of the Salina and San Luis Obispo systems and anticipated operations relating to the internet.


 SUMMARY INCOME STATEMENT
HIGHLIGHTING NET OPERATING INCOME
BEFORE INTEREST, DEPRECIATION & AMORTIZATION

                                            1996         1995
                                            ____         ____

Revenues                                 $1,195,368    $1,592,475

Operating expenses                       $3,364,863    $2,514,549

                                       $(2,169,495)    $(922,074)

Interest, depreciation and
amortization before gain on the
sale of cable operations and
cumulative effect of a change
in accounting method                       $404,724      $336,597

OPERATING LOSS                         $(2,574,219)  $(1,258,671)
                                       ============  ============

     This table shows the effect of operating expenses on net income, interest expense and the non-cash items, depreciation and amortization. This presentation is not an alternative to GAAP operating income as an indicator of operating performance, but will show net operating income before non-cash items and interest.

     As set forth in the attached audited financial statements, the assets of the Company at the end of March, 1995 and 1996 respectively, were $14,168,587 and $15,287,790. Similarly, the Company's revenues for the foregoing fiscal years of 1995 and 1996 were $1,592,475 and $1,195,368, respectively. The foregoing operating activities during fiscal years 1995 and 1996 resulted in losses of $1,258,671 and $2,574,219, respectively. The gain recognized on the sale of operations for fiscal year 1995 and 1996 was $2,813,017 and $3,589,919, respectively. The increase represents the recognition of revenue resulting from the payment of the note for the sale of the Washington, D.C. station. The operating revenue decreased by $397,107 from 1995 to 1996, due primarily to lower revenues from overseas operations and the write off of commitment fees from Midas Media in Salina, Kansas. Management fees in Qatar accounted for $90,000 in 1995 while the remaining revenues were generated from channel lease fees, the sale of the wireless operations, and interest income from the notes receivable. The gain recognized on the sale of operations for fiscal year 1995 and 1996 was $2,813,017 and $3,589,919, respectively. The increase represents the recognition resulting from the payment in full of the note for the sale of the Washington, D.C. station.

Liquidity and Capital Resources

     The business of the Company requires substantial capital investment on a continuing basis and the availability of a sufficient credit line or access to capital financing is essential to the Company's continued expansion. The Company's cash flows for the years ended March 31, 1996, and 1995, are summarized as follows:

                                        March 31     March 31
        Cash Provided By (Used In)        1996         1995
        __________________________     __________  ____________

        Operations                   $(2,049,974)  $(2,258,342)

        Investing activities            2,719,968     (370,217)

        Financing activities            (243,941)       145,917
                                       ----------   -----------

        Net increase (decrease)          $426,053  $(2,482,642)
                                       ==========  ============

     The sale of the Denver, Colorado, Washington, D.C., and Detroit, Michigan, systems for approximately $17.5 million with a resulting gain of $15.5 million are expected to adequately cover the Company's current liabilities along with helping the Company develop other wireless cable TV markets in the United States, and explore other business opportunities domestically and internationally.

     Currently, the Company has $1,543,941 in long term debt which is primarily for the purchase of the TVCN corporate headquarters building in Denver, Colorado and the purchase of 12 BTAs from the FCC (see FCC Spectrum Auction herein).

     The Company's current assets and liabilities are $7,136,684 and $4,742,525 respectively. The Company's cash position is such that management anticipates no difficulty in its ability to meet its current obligations.

Cash Investments

     The president and a shareholder have advanced loans to the Company totaling $1,362,902. No equity transactions occurred in 1994, 1995 or 1996.


Income Tax Developments

     Since its inception the Company has incurred operating losses through March 31, 1996, which include certain accrued expenses that are not deductible for tax purposes until paid. The Company has net operating loss carry forwards available to offset future year taxable income. The following summarizes these losses.


                            Net Operating
                          Loss Carryforward    Year of Expiration
                          -----------------    ------------------

 As of March 31, 1996        $1,700,000              2008



Inflation:

     Inflation did not significantly impact the Company's operations in the periods discussed above since many of the costs incurred by the Company are fixed in nature.


Selected Financial Data:
Year ended
March 31:     1996        1995         1994        1993          1992
              ____        ____         ____        ____          ____
                                                            Unaudited
Revenues $1,195,368 $ 1,592,475 $ 4,503,078 $  8,287,517 $  1,728,093
Net income
  (loss)   $512,387    $777,439  $2,256,961 $(2,342,374) $(1,867,574)
Per Share:
Net income
 (loss)        $.03        $.04        $.13       $(.13)       $(.13)

At year end:
Total
 assets $15,287,790 $14,168,587 $20,664,798   $7,185,002   $5,321,281
Plant and
 Equipment,
 net    $2,5433,499  $2,064,733  $1,226,090   $3,028,571   $3,472,283
Current
 assets  $7,136,684  $6,560,906  $8,785,659   $3,482,585   $1,186,729

Total
 liabi-
 lities  $9,610,028  $9,003,212 $16,276,862   $5,054,027  $ 1,941,699
Long term
 debt    $1,510,240    $512,560    $662,728     $528,082     $645,130

     The Company has not paid cash dividends on its common stock and does not anticipate paying cash dividends for the foreseeable future. The Company anticipates that all earnings, if any, will be retained for the development of the Company's business.


Capitalization

     The capitalization of the Company as of March 31, 1996 is as set forth in the following table and as more detailed in the attached audited financial statement:

Description         March 31, 1996  March 31, 1995  March 31, 1994
___________         ______________  ______________  ______________

Stockholders'
Equity (Deficit):
Common Stock                $9,016          $9,016         $ 9,016
Preferred Stock           $960,813        $960,813        $960,813
Additional
  Paid-In Capital       $6,575,211      $6,575,211      $6,575,211
Deficit accumulated   $(1,867,279)    $(2,379,665)    $(3,157,104)
                      ____________    ____________    ____________
Total Stockholders'
  equity                $5,677,761      $5,165,375      $4,387,936

Statement of Financial Accounting Standards No. 107

Disclosures about Fair Value of Financial Instruments

     This statement is effective for financial statements issued for fiscal years ending after December 15, 1992, except for entities with less than $150 million in total assets in the current statement of financial position. For those entities, the effective date is for fiscal years ending after December 15, 1995.

Accounting Standards Not Yet Adopted

     Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of is effective for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

     Statement of Financial Accounting Standards No. 123 - Accounting for Stock-Based Compensation is effective for transactions entered into after December 15, 1995. This Statement establishes financial accounting and reporting standards for stock-based employee compensation plans, including stock purchase plans, stock options, restricted stock and stock appreciation rights.

     Management believes the adoption of these standards will not have a material impact on the consolidated financial statements.

     Certain oral and written statements of management of the Company included in the Form 10-KSB and elsewhere may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 19343, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations. The forward-looking statements included herein and elsewhere are based on current expectations that involve judgments which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. In particular the assumptions assume the collectibility of the notes receivable from the sale of cable operations, the ability to produce a salable product from the conversion of natural gas to petroleum products, and the profitable mining of ores from the Liberty Hill Mine, the ability to develop the BTA's and markets in which to operate them, satisfactory resolution of legal maters, and economic, competitive and market conditions for the Company business operations. Although the Company believes that the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the company will be achieved.

Item 7.     Financial Statements and Supplementary Data.

     The consolidated financial statements of the Company are filed under this Item, and are included herein by reference.

Item 8.     Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

     On March 31, 1996, the Company signed an engagement letter with the auditing firm of Ehrhardt, Keefe, Steiner & Hottman, P.C. of 7979 East Tufts Avenue, Suite 400, Denver, CO 80237 (EKSH or "Auditor") (Telephone Number: (303) 740-9400; Fax Number: (303) 740-9009.) EKSH also audited the Company's financial records for fiscal years 1995, 1994 and 1993. The Auditor agreed to audit the Company's financial records for fiscal year 1996 and assist the Company in the preparation of the Company's Annual Report on Form 10-KSB.

     A representative(s) of the firm will be available at the annual meeting to respond to any questions and make a statement.

     The accountants' report on the financial statements for the fiscal years 1994, 1995 and 1996 contained no adverse opinions, disclaimers of opinion, or qualifications as to uncertainty, audit scope, or accounting principles.

P A R T   III

Item 9.     Directors and Executive Officers.

     The following sets forth the name, age, salary and business experience for the last five years of the Directors and Executive
Officers of TVCN as of March 31, 1996.  Unless otherwise noted, the positions described are positions with the company or its subsidiaries.
                                                    Period
 Name             Age  Position                     Served
 ____             ___  _________                   _______
 Omar A. Duwaik   52   Chairman of the Board,
                        Chief Executive Officer
                        and President(1)           1987 to present

 Armand DePizzol  64   President, Alert Systems
                        and CEO of National Direct 1986 to present
                        Connect Corp.; Director(2) 1989 to present

 Dennis J. Horner 49   Vice President-Treasurer,
                        Director(1)                1994 to present

(1) Mr. Omar Duwaik also serves in the same capacities in each of the Company's wholly- owned subsidiaries; TVCN of Washington, D.C.,Inc. (1991 to Present); TVCN of Michigan, Inc. (1991 to present); TVCN Kansas, Inc. (1996), TVCN of California, Inc.
     (1996), International Exports, Inc. (1992 to present), International Integrated Systems (19933 to present), Mining and Energy International, Inc. (1995 to present), Reema International Corp. (1993 to present); and Planet Internet Corp. (1996)

     Mr. Dennis Horner also serves in the same capacities in the Company's wholly-owned subsidiaries.

(2) Armand DePizzol became a director of the Company in September of 1989.

The Company is not aware of any filings on Forms 3 or 4.

     All Directors hold office until the next annual shareholders meeting or until their successors have been elected and qualified. Vacancies in the existing Board are filled by majority vote of the remaining directors. Officers of the Company are appointed by the board of directors. Omar Duwaik and Dennis Horner are employed by the Company on a full-time basis. Omar Duwaik should be considered a "founder" and "parent" of the Company (as such terms are defined by the Securities Act of 1933).

     Omar Duwaik, has been the President, CEO and Director of TVCN since its inception in 1987. Mr. Duwaik has been involved in the telecommunications, aerospace and electronic industries for the past 20 years. In 1980, Mr. Duwaik joined Multichannel Distribution of America ("MDA"), Inc. in Denver as its president. In 1983, MDA submitted 413 MMDS applications to the FCC, of which 71 were granted to MDA, with no competition, and through a lottery process, about forty more conditional licenses were granted by the FCC. For MDA, Mr. Duwaik constructed the first MMDS station in San Luis Obispo, CA. Under his direction, three more MMDS stations were constructed in Kansas and Alabama. Mr. Duwaik received a B.S. Degree in Electrical Engineering, and a B.S. Degree in Computer Science and an M.S. Degree in Electrical Engineering Communications from Oregon State University in 1971. Mr. Duwaik owns 10,023,356 shares of common stock. Mr. Duwaik is employed on a full time basis with the Company and is compensated at the rate of $100,000 a year. Mr. Duwaik receives $2,800 per year in non-cash compensation for the Company-sponsored health care package.

     Dennis J. Horner - Vice President of Finance, Controller, Director, and Treasurer. Mr. Horner joined the Company in February, 1994. Mr. Horner received his Bachelor of Science Degree in December, 1970, from Metropolitan State College. Mr. Horner received his Master of Business Administration from the University of Colorado in December, 1974. Mr. Horner continued his education at the University of Colorado from September, 1977 to June, 1980 majoring in accounting. Mr. Horner became a Certified Public Accountant in the State of Colorado in 1983. Mr. Horner also studied at the Colorado School of Mines from September, 1965, to June, 1968. Mr. Horner has twenty years working experience. He has four years as assistant controller and five years as controller for Ryan-Murphy, Inc., BCS, Inc., and American Medco. Mr. Horner is employed on a full-time basis with the Company and is compensated at the rate of $43,656 per year.

     Armand L. DePizzol - President of Alert Systems and CEO of National Direct Connect Corp.. Mr. DePizzol has been a director since 1989. Mr. DePizzol holds an M.A. in Economics and a B.S. in Business Administration. He was President of American Technology & Information, Inc. ("AT&I") from 1984 to 1987 and was in charge of all operations for that company. Prior to that, Mr. DePizzol spent seven years overseas with the International Department of City Bank of New York. During this period he conducted extensive credit and operational examinations of some thirty foreign bank branches. Mr. DePizzol was also employed by the Federal Reserve Bank. He was the first bank examiner to uncover a major defalcation in the international department of a foreign bank branch located on the West Coast. He acted as a consultant to the First of Denver Bank, currently First Interstate Bank. Mr. DePizzol is also a financial advisor. Recently, he directed the growth of a transportation company from nine units to more than forty units within a six month period. He has helped obtain financing for several turn-around companies and he also holds various patents.

Item 10.  Executive Compensation.

     The following table sets forth the cash remuneration paid or accrued by the Company and its subsidiaries for services to the Company in all capacities during the fiscal year ended March 31, 1995, to (i) each of the two most highly compensated officers of the company, and (ii) all executive officers of the Company as a group (includes compensation only for those periods of the fiscal year ended March 31, 1995, for which each such individual was an executive officer). Following are the salaries of individuals who are officers receiving a salary from the Company:


                           Capacities                      Cash
Name of Individual      in Which Served               Compensation
- ------------------      ---------------               ------------
Omar Duwaik             Chairman of the Board of
                        Directors, President and
                        Chief Executive Officer           $100,000

Dennis J. Horner        Vice President, Treasurer,
                        Director                           $43,656

Barry K. Arrington      Vice President, General
                        Counsel                            $80,000


Stock Option Plan

     The Company has in effect an incentive Stock Option Plan and has reserved a total of 2,000,000 shares of the Company's Common Stock for issuance pursuant to the Plan, designed as an incentive for key employees, and for acquisitions of business opportunities, and is to be administered by the compensation committee of the board of directors, which selects optionees and determines the number of shares subject to each option. The plan provides that no option may be granted at an exercise price less than the fair market value of the shares of the common stock of the Company on the date of grant. Fair market value is determined by calculation of an average of the highest and lowest sale prices of the stock, as reported by a responsible reporting service the committee may select. The committee is also empowered to determine fair market value in such other manner as is deemed equitable for purposes of the plan. The committee expects to determine fair market value in accordance with quotations of share prices maintained by the market makers in the Company's shares, if any. Unless otherwise specified, the options expire five years from date of grant and may not be exercised during the initial one-year period from date of grant. Thereafter, options may be exercised in whole or in part, depending on terms of the particular option. The board of directors has not selected the compensation committee. As of March 31, 1996, no options under this stock option plan were issued. The total number of shares allocated to the plan is 2,000,000.



Compensation Pursuant to Plans

     No compensation was paid to executive officers pursuant to any plan during the fiscal year just ended, and the Company has no agreement or understanding, express or implied, with any officer or director concerning employment or cash compensation for services.

Other Compensation

     For the fiscal year ended March 31, 1996, executive officers received reimbursement of out-of-pocket expenses incurred on behalf of the Company.


Compensation of Directors

     None.

Item 11.     Security Ownership of Certain Beneficial Owners and
Management.

     The following table sets forth certain information regarding the beneficial ownership of Common Stock by each director and nominee and by all directors and officers of the Company as a group and of certain other beneficial owners of more than 5% of any class of the Company's voting securities as of March 31, 1996 unless otherwise noted. The number of shares beneficially owned is deemed to include shares of common Stock which directors or officers have a right to acquire pursuant to the exercise of options within sixty days of March 31, 1996. Each such person has sole voting and dispositive power with respect to such securities, except as otherwise indicated.

                                           Amount of
Name and Position with TVCN, or Name       Beneficial    Percent
and Address of Greater-than 5% Holders*    Ownership     of Class
- ---------------------------------------    ----------    --------

Omar A. Duwaik
Chairman of the Board of Directors,
President and Chief Executive Officer     10,023,356       55.74%

Dennis Horner: Vice President, Treasurer
and director                                   1,000        0.01%

All officers and
directors as a group
(Three in number)                         10,024,356       55.75%

Taher M. Aldweik**
12483 E. Cedar Circle
Aurora, CO  80012                            950,233        5.29%

CEDE & Company
Box 20
Bowling Green Station
NY, NY  10004                              1,841,606       10.24%

Total as a Group
(Five in Number)                          12,816,195       71.28%

*All informatin refers to common stock.
**Taher Aldweik is a brother of Omar A. Duwaik.





Item 12.     Certain Relationships and Related Transactions.

     The assignment from MDA to TVCN of four channel licenses in San Luis Obispo, California; Mobile, Alabama; Salina, Kansas and
Hays, Kansas was approved by the FCC, and the FCC has transferred the licenses to TVCN.

P A R T   I V


Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     The audited financial statements as of March 31, 1996, and March 31, 1995, are attached hereto.

                                                             Page
                                                             ----

Independent Auditor's Report................................ F-1

Financial Statements
Consolidated Balance Sheet as of March 31, 1996, & 1995..... F-2

Consolidated Statement of Operations for years ended:
March 31, 1996, & 1995...................................... F-3

Consolidated Statement of Cash Flows for years ended:
March 31, 1996, & 1995...................................... F-4

Consolidated Statement of Stockholders Equity for years ended:
March 31, 1996, & 1995...................................... F-5

Notes to Consolidated Financial Statements.................. F-6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  June 29, 1996


     TV COMMUNICATIONS NETWORK, INC.


     By:
     Omar A. Duwaik
     President/CEO/Chairman of the Board




     By :
     Dennis J. Horner
     Treasurer/Vice President/Director




     By :
     Armand DePizzol
     Director

SIGNATURES

Pursuant to the requirements of the
Securities Exchange Act of 1934,
this report has been signed below by
the following persons on behalf of
the registrant and in the capacities
and on the dates indicated.

Date:  June 28, 1996


          TV COMMUNICATIONS NETWORK,
INC.


          By:  ss/ Omar A. Duwaik
          Omar A. Duwaik
          President/CEO/Chairman of
the Board




          By:  ss/ Dennis J. Horner
          Dennis J. Horner
          Treasurer/Vice
President/Director




          By:  ss/ Armand DePizzol
          Armand DePizzol
          Director


TV COMMUNICATIONS NETWORK, INC.
AND SUBSIDIARIES

Consolidated Financial Statements
March 31, 1996

TV COMMUNICATIONS NETWORK, INC.
AND SUBSIDIARIES





	Table of Contents


                                                             Page
                                                             ____

Independent Auditors' Report.................................F - 1

Consolidated Financial Statements

     Consolidated Balance Sheets.............................F - 2

     Consolidated Statements of Operations...................F - 3

     Consolidated Statements of Cash Flows...................F - 4

     Consolidated Statement of Changes
       in Stockholders' Equity...............................F - 5

Notes to Consolidated Financial Statements...................F - 6

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
TV Communications Network, Inc.
Denver, Colorado


We have audited the accompanying consolidated balance sheet of TV Communications Network, Inc. as of March 31, 1996 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TV Communications Network, Inc. at March 31, 1996 and the results of their operations and their cash flows for each of the two years in the period ended March 31, 1996 in conformity with generally accepted accounting principles.




                           Ehrhardt Keefe Steiner & Hottman PC
May 1, 1996
Denver, Colorado
[FN]
          See notes to consolidated financial statemensts
                                F-1

                   TV COMMUNICATIONS NETWORK, INC.
                         AND SUBSIDIARIES

                    Consolidated Balance Sheet
                          March 31, 1996

Assets
Current assets
     Cash                                              $ 1,517,449
     Investments                                         2,186,883
     Accounts receivable                                   111,616
     Prepaid expenses                                       47,855
     Inventory                                             160,030
     Current portion of notes receivable (Note 8)        2,505,013
     Deferred income taxes (Note 6)                        607,838
                                                       ___________
          Total current assets                           7,136,684

Property and equipment - net (Notes 2 and 3)             2,543,500

Other assets
     Notes receivable (Note 8)                           3,667,415
     License agreements - net of accumulated
       amortization of $408,746                          1,359,556
     Deferred income taxes (Note 6)                        119,503
     Other assets (Note 9)                                 461,131
                                                       ___________
          Total other assets                             5,607,605

Total assets                                           $15,287,789
                                                       ===========

Liabilities and Stockholders' Equity
Current liabilities
     Accounts payable                                  $   690,779
     Accrued expenses                                      477,721
     Current maturities of long-term debt (Note 3)          33,701
     Deferred gain (Note 8)                              2,021,245
     Income taxes payable                                  131,722
     Advances from stockholder (Note 3)                  1,362,902
     Subscriber deposits                                    24,455
                                                       ___________
          Total current liabilities                      4,742,525

Long-term liabilities
     Long-term debt (Note 3)                             1,510,240
     Long-term deferred gain (Note 8)                    3,357,263
                                                       ___________
          Total liabilities                              9,610,028

Commitments (Note 4)

Stockholders' equity (Note 5)
     Class A preferred stock, $1 par value;
       none issued or outstanding                            -
     Class B preferred stock, $1 par value;
       28,813 shares issued and outstanding                 28,813
     Class C preferred stock, $1 par value;
       780,000 shares issued and outstanding               780,000
     Class D preferred stock, $1 par value;
       4,864,000 shares issued and outstanding             152,000
     Common stock, $.0005 par value; 100,000,000
       shares authorized,
       17,981,133 shares issued and outstanding              9,016
     Additional paid-in capital                          6,575,211
     Accumulated (deficit)                             (1,867,279)
                                                       ___________
          Total stockholders' equity                     5,677,761
                                                       ___________

Total liabilities and stockholders' equity             $15,287,789
                                                       ===========

          See notes to consolidated financial statemensts
                                F-2

                   TV COMMUNICATIONS NETWORK, INC.
                         AND SUBSIDIARIES

             Consolidated Statements of Operations

                                                 Years Ended
                                                  March 31,
                                               1996        1995
                                            __________  __________
Revenues (Note 11)
     Lease income and management fees       $  230,557  $  511,917
     Interest income                           874,488     931,527
     Other revenue                              90,323     149,031
                                             _________   _________
          Total revenue                      1,195,368   1,592,475
                                             _________   _________

Operating expenses
     General and administrative              3,364,863   2,514,549
     Depreciation and amortization             218,833     156,431
     Interest expense                          185,891     180,166
                                             _________   _________
          Total expenses                     3,769,587   2,851,146
                                             _________   _________

Operating (loss)                           (2,574,219) (1,258,671)

Gain on sale of cable operations (Note 8)    3,589,919   2,813,017
                                             _________   _________

Income before income taxes                   1,015,700   1,554,346

Income tax expense (Note 6)
     Current                                   142,706     123,237
     Deferred                                  360,608     653,670
                                             _________   _________

Net income                                   $ 512,386   $ 777,439
                                             =========   =========

Income per weighted average share
  of common stock
     Primary                                 $     .03   $     .04
                                             =========   =========

     Fully diluted                           $     .02   $     .03
                                             =========   =========


Common shares and equivalents outstanding
     Primary                                17,981,133  17,981,133
                                            ==========  ==========

     Fully diluted                          23,249,540  23,249,540
                                            ==========  ==========

          See notes to consolidated financial statemensts
                                F-3

                   TV COMMUNICATIONS NETWORK, INC.
                         AND SUBSIDIARIES

             Consolidated Statements of Cash Flows

                                                 Years Ended
                                                  March 31,
                                               1996        1995
                                            __________  __________
Cash flows from operating activities
   Net income                               $  512,386  $  777,439
                                            __________  __________
   Adjustments to reconcile net
    income to net cash provided by
    (used in) operating activities -
      Gain on sale of cable operations     (3,589,919) (2,813,017)
      	Depreciation and amortization            218,833     156,431
      	Deferred income taxes                    360,591     653,670
      	Issuance of notes receivable                -      (210,000)
      	Write off of development of mine         309,213        -
      	Change in certain assets and
       liabilities -
         Receivables                          (55,356)     880,228
         Inventory                               9,115   (169,145)
         Prepaid expenses                     (39,775)      52,593
         Other assets                            (870)     (4,135)
         Accounts payable                     (60,055) (1,302,139)
         Accrued expenses                      270,435   (109,655)
         Income taxes payable                   15,099   (181,604)
         Subscriber deposits                       329      10,992
                                             _________  __________
                                           (2,562,360) (3,035,781)
                                            __________  __________
            Net cash flows used in
             operating activities          (2,049,974) (2,258,342)
                                            __________  __________

Cash flows from investing activities
   Proceeds from notes receivable            3,766,427   3,176,237
   Investments                                (31,513) (2,155,370)
   Other assets                              (456,126)       -
   Property and equipment purchases          (600,137)   (897,490)
   Development of mine                        (71,821)    (75,406)
   Licenses                                  (300,180)     (4,870)
   Advances                                    413,318   (413,318)
                                             _________  __________
            Net cash flows provided
             by (used in) investing
             activities                      2,719,968   (370,217)
                                             _________  __________

Cash flows from financing activities
     Proceeds from stockholder advances        365,888     329,148
     Payments on stockholder advances        (515,216)   (165,421)
     Payments on long-term debt               (94,613)    (17,810)
                                             _________  __________
            Net cash flows (used in)
             provided by financing
             activities                      (243,941)     145,917
                                             _________  __________

Net increase (decrease) in cash                426,053 (2,482,642)

Cash - beginning of year                     1,091,396   3,574,038
                                             _________  __________

Cash - end of year                          $1,517,449  $1,091,396
                                            ==========  ==========

Supplemental disclosure of cash flow information
     Cash paid during the year for interest was $191,300
      (1996) and $67,205 (1995).
     Cash paid during the year for income taxes was $128,597
      (1996) and $419,934 (1995).

Supplemental disclosure of noncash investing activities
     During the year ended March 31, 1996, the Company was awarded several Basic Trade Areas (BTA's) by the FCC.
      $975,556 of the BTA's were financed by the FCC.

          See notes to consolidated financial statemensts
                                F-4

                   TV COMMUNICATIONS NETWORK, INC.
                         AND SUBSIDIARIES

     Consolidated Statement of Changes in Stockholders'
                          Equity
        For the Years Ended March 31, 1996 and 1995

                                                                          Additional
                                Preferred Stock        Common Stock        Paid-In    Accumulated
                               Shares     Amount     Shares     Amount     Capital     (Deficit)     Total
                             _________ __________  __________ _________  ___________  ____________ ___________
Balances at March 31, 1994   5,672,813 $	  960,813  17,981,133 $   9,016  $ 6,575,211  $(3,157,104) $ 4,387,936

Net income for the year
  ended March 31, 1995               -          -           -         -            -       777,439     777,439
                             _________ __________  __________ _________  ___________  ____________ ___________

Balances at March 31, 1995   5,672,813     960,81 317,981,133     9,016    6,575,211   (2,379,665)   5,165,375

Net income for the year
  ended March 31, 1996               -          -           -         -            -       512,386     512,386
                             _________ __________  __________ _________  ___________  ____________ ___________

Balances at March 31, 1996   5,672,813  $	960,813   1,798,133 $   9,016  $ 6,575,211  $(1,867,279) $ 5,677,761
                             =========  =========== ========= =========  ===========  ============ ===========

          See notes to consolidated financial statemensts
                                F-5

                   TV COMMUNICATIONS NETWORK, INC.
                         AND SUBSIDIARIES

           Notes to Consolidated Financial Statements


Note 1 - Organization and Summary of Significant
Accounting Policies

Organization

TV Communications Network, Inc. (the "Company") is engaged primarily in the business of leasing Wireless Cable TV (WCTV) licenses. In addition, the Company engages in research regarding the conversion of natural gas and mining for various minerals and metals through its various subsidiaries.

Principles of Consolidation

The Company's consolidated financial statements include the accounts of TV Communications Network, Inc. (TVCN) and its wholly-owned subsidiaries International Integrated Systems, TVCN International, Inc., and International Exports, Inc., Mining and Energy International Corp., REEMA International (Note 10), Planet Internet Corp., and its majority-owned stock position in Century 21 Mining, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of cash flow reporting, cash equivalents include repurchase arrangements and certificates of deposit with initial maturities of less than three months.

Investments

Investments consist of funds invested in government bonds which are redeemable at the option of the Company and cash secured by U.S. governmental securities. Investments are recorded at the lower of cost or market. Cost of the investments approximates market value.

Investments currently owned by the Company are classified as available for sale securities. Unrealized holding gains and losses, when they occur, will be reported as a separate component of stockholders' equity.

Minority Interest

Minority interest is reflected in consolidation and is the portion of Century 21 Mining, Inc. stock that is not owned by the Company. The aggregate loss attributable to the minority interest is in excess of the minority interest investment and accordingly, the Company is recognizing 100% of the operating losses.

Revenue Recognition

The Company recognizes revenue when it has substantially completed all its obligations and has earned the revenue.

Note 1 - Summary of Significant Accounting Policies
(continued)

Revenue Recognition (continued)

Profits with respect to sale of the Company's Denver Cable operations are being recorded on the installment sale method while profit with respect to the Detroit and Washington D.C. sales are being recorded using the cost recovery method (Note 8).

Licenses

The Company purchased several Multichannel Distribution Service Basic Trading Areas in December of 1995, with a value of $1,275,556. The initial amount recorded was $300,000 related to the deposit. The Company recorded the difference in the assets purchased, in addition to the related liability of approximately $975,000.

Net Income Per Common Share

Net income per common share is based on the weighted average number of common shares outstanding inclusive of common stock equivalents. Common share equivalents included in the computation assumes the conversion of convertible preferred shares for fully diluted purposes.

Depreciation and Amortization

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over estimated useful lives of three to seven years. Buildings are being depreciated over a 31 year life using the straight-line method. It is the policy of the Company to charge operations for maintenance and repairs, and to capitalize expenditures for renewals and betterments. Licenses are recorded at cost which includes equipment. Amortization is provided using the straight-line method over the life of the licenses from 5-10 years.

Inventory

Inventories are carried at the lower of cost, determined on the weighted average method, or market. Inventory consists of installation materials which are held for resale or expected to be used in the next year.

Concentration of Credit Risk

Cash accounts potentially subject the Company to concentration of credit risk. The Company places its cash with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. At March 31, 1996, there was approximately $1,202,000 in one bank in excess of the federally insured limit.

Note 1 - Summary of Significant Accounting Policies
(continued)

Accounting Standards Not Yet Adopted

Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of is effective for fiscal years beginning after December 15, 1995. This Statement establishes standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

Statement of Financial Accounting Standards No. 123 - Accounting for Stock-Based Compensation is effective for transactions entered into after December 15, 1995. This Statement establishes financial accounting and reporting standards for stock-based employee compensation plans, including stock purchase plans, stock options, restricted stock and stock appreciation rights.

Management believes the adoption of these standards will not have a material impact on the consolidated financial statements of the Company.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note 2 - Property and Equipment

The following summarizes the property and equipment:

                                                      March 31,
                                                        1996
                                                     ___________
     Office furniture and equipment                  $   509,743
     Transportation equipment                            202,206
     Transmission equipment                              200,123
     Land                                              1,207,926
     Office building                                     726,849
                                                     ___________
                                                       2,846,847
     Less accumulated depreciation                     (303,348)
                                                     ___________

     Total                                           $ 2,543,499
                                                     ===========

Note 3 - Long-Term Debt and Stockholder Advances

Long-Term Debt                                       March 31,
______________                                         1996
                                                     _________
Mortgage payable in connection with
 the purchase of an office building
 and related land, maturing in 2000.
 Interest at 10% with monthly payments
 of $6,168.  Collateralized by land and
 building with a net book  value of $882,433.        $ 512,283

Note payable in connection with purchase
 of a vehicle maturing in 1998.  Interest
 at 9% with monthly payments of $2,383.
 Collateralized by a vehicle.                           56,102

Note payable in connection with the purchase
 of several Basic Trade Areas maturing in
 2006.  Interest at the effective 10 year
 treasury obligation at the time of issuance
 (6.34% at March 31, 1996), plus 2.5%.
 Quarterly interest payments are due commencing
 at the time of issuance, with principal and
 interest payments to begin two years subsequent
 to issuance, due ten years after issuance.          1,020,556
                                                     _________
                                                     1,588,941
Less current maturities                               (33,701)
                                                     _________

Long-term debt                                     $ 1,588,941
                                                   ===========

The aggregate annual maturities of long-term debt principal at March 31, 1996 are as follows:

Year Ending March 31,
_____________________
1997                                                   $   33,701
1998                                                       36,963
1999                                                       87,255
2000                                                      584,566
2001                                                      112,121
Thereafter                                                734,335
                                                       __________

                                                       $1,588,941
                                                       ==========

Note 3 - Long-Term Debt and Stockholder Advances
(continued)

Stockholder Advances

Stockholder advances bear interest at 8%. Interest expense on stockholder advances totaled $100,333 (1996) and $96,415 (1995).


Note 4 - Commitments and Contingencies

Leases

The Company leases radio towers with leases expiring through 1997. Total lease expense for the years ended March 31, 1996 and 1995 was $19,480 and $5,436, respectively.

The Company is a lessor of real property under an operating lease which commenced on March 16, 1994 and expires April 14, 1999.

The five year minimum lease receipts are as follows:

1997                                                   $   51,000
1998                                                       50,250
1999                                                       44,000
                                                       __________

                                                       $  145,250
                                                       ==========

Commitments

The Company has guaranteed the supply of all compatible equipment and spare parts that may be needed for the maintenance, and refurbishment of the equipment and the continuation of the WCTV operations in Qatar without interruption over a period of ten years, ending in 2006.

Liberty Hill Mine

During the year ended March 31, 1996, a wholly owned subsidiary of the Company entered into an agreement with an unrelated Company where it has an option to enter into a 30 year lease in order to explore and mine during the term of the lease. The option provides for the greater of $40,000 per month, or 15% of the monthly gold production of the mine. The option terminates upon execution of the lease, default of the option payments or December 8, 1996, whichever occurs first. The lease agreement requires a $500,000 non-refundable advance royalty payment, and a minimum monthly royalty payment of the greater of $40,000, 15% of the monthly gold production of the mine unless the average concentration of gold produced is greater than .03 ounces per short ton, when the share of gold production is increased to 20% of production. In addition, the Company would be required to pay $3.00 per ton for silica and barite sold from the premises.

Contingencies

TVCN is the defendant in a class action suit by a shareholder of TVCN. The case is in the United States District Court wherein Merton Frederick, on behalf of himself and all others similarly situated is the plaintiff and the defendants are TV Communications Network, Inc. TVCN of Michigan, Inc., TVCN International, Inc., International Exports, Inc., Omar Duwaik, Jacob A. Duwaik, Kenneth
D. Roznoy, Scott L. Jenson, and Scott L. Jenson, P.C. The class action suit alleges that had the financial condition of TVCN been fully and fairly disclosed to the plaintiff and other shareholders, they would not have purchased TVCN securities. The plaintiff is requesting to represent the other shareholders, receive an award for damages plus interest and be reimbursed for attorney fees. The outcome of this litigation is not currently predictable.


Note 5 - Stockholders' Equity

Class A Preferred Stock

Class A Preferred Stock entitles the holder to convert the Preferred Stock at the rate of one Class A Preferred Share for
4.167 shares of Common Stock of the Company. Class A Preferred Stock is participating stock, and carries a cumulative dividend of nine percent (9%) per annum, compounded quarterly, on the issued and outstanding Class A Preferred Stock. Holders of the Class A Preferred Stock are not entitled to convert their Class A Preferred Stock into Common Stock in the event the Company calls such Preferred Stock to redemption at $1.00 per share, plus any unpaid dividends, if any. No Class A Preferred Shares have been issued to date.

Class B Preferred Stock

Class B Preferred Stock is participating but non-cumulative stock. The holders of Class B Preferred Stock are entitled to receive non-cumulative dividends from the Company's net profits at the rate of up to nine percent (9%) when and if declared by the Board of Directors. Holders of Class B Preferred Stock are not entitled to receive dividends if profit is not allocated for such distribution by the Board of Directors. Class B holders are entitled to convert their Preferred Stock into Common Stock at the rate of two shares of Class B Preferred Stock for one share of Common Stock, and are given a thirty day (30) notice to convert if such Preferred Stock is called for redemption by the Company. Pursuant to the Century 21 Mining acquisition, 28,813 Class B Preferred Shares were issued.

Class C Preferred Stock

Class C Preferred Stock is non-participating and non-cumulative. Holders of Class C Preferred Stock are entitled to receive non-cumulative dividends of up to six percent (6%) per annum from the net profits of the Company, when and if declared by its Board of Directors. The conversion rate is two shares of Class C Preferred Stock for one share of Common Stock. Similar to Class B Preferred Stock, a thirty day (30) notice is given to holders of Class C Preferred Stock upon a call for redemption by the Company, during which thirty day (30) period the holders of Class B or Class C Preferred Stock are entitled to convert their Preferred Stock into Common Stock. Other rights and restrictions may apply on any class of Preferred Stock as agreed upon prior to issuance. The Company issued 400,000 Class C Preferred Shares to MDA (a company related by virtue of having several mutual stockholders, officers and directors) in exchange for Transmission Equipment, and 380,000 Class C Preferred Shares to AT&I (a company related by virtue of having several mutual stockholders, officers and directors) as partial payment for the acquisition of the Company's Headquarters Building. The headquarters building had a fair market value of $930,000 and the Company assumed a $550,000 mortgage.

Class D Preferred Stock

The Class D Preferred Stock is convertible into common stock of TVCN at the rate of one Class D Preferred Share for one Common Share of TVCN, provided that such conversion is not made for a period of four (4) years from October 1991; and holders of Class D Preferred Stock shall be entitled to receive non-cumulative and non-participating dividends from TVCN's net profits at the rate of up to nine percent (9%) when and if declared by TVCN. The Company issued 4,864,000 Class D Preferred Shares pursuant to the asset acquisition from Microband.

The Company bid on certain assets and businesses of Microband together with MDA, a company related by virtue of having some mutual stockholders, officers, and directors. When TVCN and MDA became the successful bidders, it was partially due to the fact that MDA had collateralized the bid with a number of licenses. Consequently, when the opportunity came to buy back the TVCN preferred stock from Microband for $152,000, it was mutually agreed that MDA should derive the benefit from the discount as consideration for its part in making the winning bid. TVCN received the assets and businesses for its part. The Class D Preferred Stock was recorded at the repurchase price.

Loyalty Shares

The Company has allocated 1,120,000 shares of its common stock for distribution to qualified shareholders. In order to receive these Loyalty Shares, persons that purchase units and/or shares of common stock of the Company on or before five months after the effective date of the Company's prospectus and hold some or all of the units continuously for a period of eight months from the date of purchase, will be entitled to receive, at no additional cost, one share of common stock of the Company for every five units so purchased and continuously held. During the years ended March 31, 1996 and 1995 no shares were issued, and none is expected to be issued, to stockholders under this plan.

Incentive Stock Option Plan

Effective July 14, 1987, the Company adopted an Incentive Stock Option Plan for Company executives and key employees. The Company has reserved 2,000,000 common shares for issuance pursuant to the plan. The plan provides that no option may be granted at an exercise price less than the fair market value of the common shares of the Company on the date of grant. To date, no options have been granted pursuant to the plan. Under current terms, the plan will terminate in 1997.

Subsidiary Stock

The Company is disputing the potential issuance of 5,000,000 shares (5% interest) of its wholly owned subsidiary TVCN International, Inc. The dispute arose as a result of a previous letter agreement. The Company believes requirements of the letter were not met and therefore the 5,000,000 shares have not been issued.


Note 6 - Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statements and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence are not expected to be realized. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset is considered realizable; however, could be reduced in the near term if estimates of future taxable income are reduced.

As a result of the sale of operations in 1994, the Company was able to utilize a significant portion of the net operating loss in 1996 and 1995. Additionally, the Company expects to utilize the remainder of the net operating loss in the next fiscal years.

Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities and available tax credit carryforwards. Cumulative temporary differences and carryforwards which give rise to the deferred tax asset for 1996 were as follows:

Net operating loss                                  $(1,292,656)
Recognition of gain on sale of stations                (434,107)
Alternative minimum tax credit                         (113,532)
Shareholder interest and bonus                         (127,265)
Depreciation                                             48,706
                                                    ___________

                                                    $(1,918,854)
                                                    ===========

The net current and long-term deferred tax assets in the accompanying balance sheet includes the following deferred tax assets.

                                                       March 31,
                                                         1996
                                                       ________
Current deferred tax asset                              607,838
Current deferred tax liability                                -
                                                       ________

     Net current deferred tax asset                    $607,838
                                                       ________

Long-term deferred tax asset                           $136,063
Long-term deferred tax liability                        (16,560)
                                                       ________

     Net long-term deferred tax asset                  $119,503
                                                       ========

The Company has incurred losses, which include certain accrued expenses that are not deductible for tax purposes until paid, since its inception, July 7, 1987, and has loss carryforwards available to offset future taxable income. The Company utilized approximately $900,000 and $300,000 of the net operating loss in 1995 and 1996, respectively. The Company has a net operating loss carryforward of approximately $1,300,000 which expires in 2008.

The following is a reconciliation of income taxes at the Federal
Statutory rate with income taxes recorded by the Company.

                                                    Years Ended
                                                     March 31,
                                                  1996      1995
                                                ________  ________
Computed income taxes at statutory rate         $345,338  $528,478
State income taxes, net of Federal income
  tax benefit                                     39,612    60,619
Section 453A interest                             63,739    96,666
Non deductible items and net operating loss       54,625    91,144
                                                ________  ________

                                                $503,314  $776,907
                                                ========  ========

Note 7 - Purchase of Mountain House Mine

In 1990, the Company exchanged its preferred shares and/or options for stock representing a 69.12% interest in Century 21 Mining, a Utah corporation whose major asset is the Mountain House Mine. Located in Sierra County, California, the 1,060 acre mine is not yet in operation. Based on the previously reported market value of the mine of $5,000,000, the Company effectuated its purchase by offering Century 21 stockholders either of two options. Option A required five shares of $1 par value TVCN preferred stock be issued for each 32 shares of Century 21 stock. Option B was to provide the option to purchase five shares of TVCN common stock for $.37 each in exchange for each 32 shares of Century 21. Most of the stockholders chose Option B. Since the majority of stockholders chose Option B and these options were granted at the market value of the underlying stock on the date of grant, no cost is assigned to this purchase. Involved with the purchase is a lawsuit in which a former officer, an individual, claimed to own an additional 2,000,000 shares of Century 21. The matter was settled in the year ended March 31, 1996 resulting in a reduced interest in the Mine by the Company to 54.25%. In addition, during the year ended March 31, 1996, the Company determined the mine to be worthless, and accordingly, expensed all costs capitalized to date.

Note 8 - Sale of Domestic Wireless Cable Operations

During the year ending March 31, 1994, the Company sold three of its domestic wireless cable operations for approximately $5,100,000 in cash and $12,268,000 in notes receivable, due in monthly installments from 1994 through 1998. The sales resulted in a pretax gain of approximately $15,460,000, of which approximately $11,475,000 was deferred at March 31, 1994. On December 31, 1995, the Company entered into a agreement to receive $500,000 cash and an additional $2,150,000 note receivable for the Detroit WCTV System due in 2001. The Company continually assesses the collectibility of the notes receivable and adjusts the estimated deferred gain accordingly. The estimated deferred gain at March 31, 1996 is approximately $5,400,000.

Long-Term Receivables

                                                      March 31,
                                                        1996
                                                      __________
Note receivable from Peoples Choice
 TV of Detroit, Inc. in connection
 with the sale of the Detroit WCTV
 System maturing through 2001.
 Including accrued interest ranging
 from 8% to 9% of $70,511; and
 secured by the assets of the systems.                $3,148,536

Note receivable (unsecured) from
 American Telecasting, Inc. in
 connection with the sale of
 TVCN's Denver cable operations
 maturing in 1998. Interest at 8%.
 Including accrued interest at 8% of $19,290.          2,911,704

Notes receivable from Midas Media,
 Inc. in connection with the lease
 of certain FCC licenses, maturing
 in 1997.  Interest at 10% and
 secured by equipment.                                   100,000

Notes receivable - other.                                 12,188
                                                      __________
                                                       6,172,428
Less current portion                                  (2,505,013)
                                                      __________

                                                      $3,667,415
                                                      ==========

Note 8 - Sale of Domestic Wireless Cable Operations
(continued)

The aggregate maturities of notes receivable principal of March
31, 1996 are as follows:

Year Ending March 31,
1997                                                  $2,505,013
1998                                                     942,107
1999                                                     575,308
2000                                                           -
2001                                                   2,150,000
                                                      __________

                                                      $6,172,428
                                                      ==========

Due to the inherent uncertainties in the estimation process, the Company feels that it is reasonably possible that the allowance for notes receivable may be further revised.


Note 9 - Other Assets

During the year ended March 31, 1996, the Company invested $179,826 in the Jordanian Communications Company (JCC) with a commitment to invest an additional $176,300 as a founder for 250,000 shares of common stock. As of March 31, 1996, the Company owns less than 5% of the issued and outstanding shares of JCC.
The Company has requested a refund of its initial investment, although it is unclear as to whether or not the refund will be made.

During the year ended March 31, 1996, the Company entered into a joint venture agreement to provide closed circuit TV for the Democratic and Republican National Conventions during the Summer of 1996. The agreement requires an initial investment by the Company of $100,000. Profits from the Joint Venture, if any, would then be distributed equally between the two parties of the Joint Venture after the return of the initial investment.

Also included are $5,005 of miscellaneous other assets.


Note 10 - REEMA

REEMA was incorporated on October 27, 1993 with the primary purpose of converting natural gas into usable petroleum products. On April 1, 1995, the Company purchased 100% of the outstanding shares of REEMA. Accordingly, during the year ended March 31, 1995, the Company considered all expenses of REEMA advances. During the year ended March 31, 1996, the Company consolidated the operations of REEMA consisting of a net loss of approximately $351,000. In addition, the Company wrote off the advance to REEMA recorded on the prior years books, amounting to an additional net loss of approximately $312,000.

Note 11 - Business Segments

Operating results and other financial data are presented for the principal business segments of the Company for the years ended March 31, 1996 and 1995. Total revenue by business segment includes wireless cable TV (WCTV) station leases and WCTV international station construction contracts, as reported in the Company's consolidated financial statements. Operating profit by business segment is total revenue less cost of sales, where appropriate, and other operating expenses. In computing operating profit by business segment, the following items were considered in the Corporate and Other category: portions of administrative expenses, interest expense, income taxes and any unusual items. Identifiable assets by business segment are those assets used in Company operations in each segment. Corporate assets are principally cash, notes receivable, investments, intangible assets and deferred charges.

March 31,
  1996
                        WCTV
               WCTV     Station    Natural   Mining                Corporate
               License  Constr.    Gas Fuel  and        Jordan     and
               Leases   Contracts  Conver.   Explor.    Comm.      Other        Adjust. Consol.
               ________ _________ __________ __________ __________ ___________ ________ __________
Lease income   $128,759 $       -  $       - $        - $        - $         -  $    - $   128,759
Management
 fees and
 contract
 income               -   101,798          -          -          -           -       -     101,798
Other income          -         -          -          -          -     979,814 (15,003)    964,811
               ________ _________ __________ __________ __________ ___________ ________ __________
  Total
   revenue      128,759   101,798          -          -          -     979,814 (15,003)  1,195,368

Operating
 profit (loss)  $13,752 $  21,458 $(674,746) $(307,887) $(340,687) $(1,286,109) $    - $(2,574,219)

Identifiable
 assets      $1,986,777 $  94,965	 $   43,751 $  74,457  $ 385,551  $12,702,288  $    - $15,287,789

Depreciation $   20,987   $11,592	 $   17,177 $       -  $       -  $   169,077  $    - $   218,833

Capital
 expenditures  $300,180 $       - $   59,335 $  74,457  $  29,425  $   508,741  $    - $   972,138

March 31,
  1995

Lease income   $419,998 $       - $        - $       -  $       -  $         -  $2,754 $   422,752
Management
 fees and
 contract
 income               -    89,165          -         -          -            -       -      89,165
Other income          -         -          -         -          -    1,083,312  (2,754)  1,080,558
               ________ _________ __________ __________ __________ ___________ ________ __________
  Total
   revenue      419,998    89,165          -         -          -    1,083,312       -   1,592,475

Operating
 profit (loss) $312,835 $(644,202)$        - $       - $        -  $  (927,304) $    - $(1,258,671)

Identifiable
 assets        $321,551 $ 109,655 $        - $       - $        -  $13,737,381  $    - $14,168,587

Depreciation     $2,694 $  11,592 $        - $       - $        -  $   142,145  $    - $   156,431

Capital
 expenditures  $140,269 $  29,770 $        - $       - $        -  $   727,451  $    - $   897,490


Note 12 - Significant Fourth Quarter Adjustments

In the fourth quarter for the year ended March 31, 1996, the Company made the following adjustments to the financial statements:

     The Company determined that certain receivable were uncollectible and wrote off approximately $115,000.

     The Company recognized certain expenses related to overseas activities and expensed approximately $670,000, including expenses related to the operation of the office in Jordan, an investment in Jordanian Communications Company and consulting fees incurred related to the feasibility of obtaining an internet and data communications license in Jordan in addition to other consulting fees.

     REEMA was accounted for as an investment in the year ended
March 31, 1995 was converted to a wholly owned subsidiary of the Company during the year, and the cumulative net loss of approximately $312,000 of the third party company was recognized in the Consolidated financial statements.

     The Company adjusted its deferred gain on sale of cable operations, and decreased the previously reported interest income from the notes receivable related to the purchase by approximately $632,000.


Note 13 - Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. Fair value estimates are made at a specific point in time for the Company's financial instruments; they are subjective in nature and involve uncertainties, matters of significant judgment and, therefore, cannot be determined with precision. Fair value estimates do not reflect the total value of the Company as a going concern.

Cash

The carrying value approximates fair value due to its liquid or short-term nature.

Investments

For those investments, which consist primarily of money market investments, the carrying amount is a reasonable estimate of fair value.

Note 13 - Fair Value of Financial Instruments
(continued)

Notes Receivables

Interest rates on notes receivable are consistent with the interest rates on current purchases by the Company of contracts with similar maturities and collateral. Notes receivable are continually assessed as to the collectibility of the notes and adjusted to approximate the estimated collectible amount, accordingly the fair value is net of the related deferred gain on the notes receivable.

Long-Term Debt

Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

The estimated fair values of the Company's financial instruments at March 31, 1996 were as follows:

                                          Carrying       Fair
                                           Amount        Value
                                        ___________   ___________
Financial Assets
Cash                                    $ 1,517,449   $ 1,517,449
Investments                               2,186,883     2,186,883
Notes receivable (net of deferral)          793,920       793,920
                                        ___________   ___________

     Total                              $ 4,498,252   $ 4,498,252
                                        ===========   ===========

Financial Liabilities
Long-term debt                          $ 1,543,941   $ 1,543,941
                                        ===========   ===========