Form 10QSB
period 1996-06-30
TV COMMUNICATIONS NETWORK INC
filed 1996-08-14
CIK 819802

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-QSB




[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 30, 1996

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
shares of the Company's Common Stock ($.0005 par value) were outstanding as of June 30, 1996.

TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES

INDEX



                                                                    Page


PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements:

            Consolidated Balance Sheet as of June 30, 1996
            (unaudited) . . . . . . . . . . . . . . . . . . . . . . .  4

            Consolidated Statement of Operations for the Three
            months ended June 30, 1996
            (unaudited) . . . . . . . . . . . . . . . . . . . . . . .  6

            Statements of Cash Flow for the Three
            months ended June 30, 1996
            (unaudited) . . . . . . . . . . . . . . . . . . . . . . .  7


         Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations  . . . . . . . . . . . 8



PART II.  OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . .  12



SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
June 30, 1996 (Unaudited)

                                                June 30,      March 31,
                                                1996          1996
                                                Unaudited
Current Assets:
     Cash                                     $ 1,719,513    $ 1,517,449
     Investments                                2,247,895      2,186,883
     Accounts Receivable                           44,127        111,616
     Prepaid Expenses                             113,833         47,855
     Inventory                                    167,609        160,030
     Current Portion of Notes                   2,269,887      2,505,013
     Current Portion of Def. Tax                  607,838        607,838


     Total Current Assets                      $7,170,702    $ 7,136,684
                                               __________    ___________


Property and Equipment-Net                   $  2,638,055    $ 2,543,500
                                             ____________    ___________

Other Assets:
     Notes Receivable                         $ 3,304,754    $ 3,667,415
     License Agreements - Net                   1,299,556      1,359,556
     Other Assets                                 459,582        461,131
     Deferred Income Taxes                        119,503        119,503
                                              ___________    ___________

     Total Other Assets                        $5,183,395    $ 5,607,605
                                              ___________    ___________

Total Assets                                  $14,992,152    $15,287,789
                                              ===========    ===========

<PAGE


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts Payable                            $620,132    $   690,779
     Accrued Expenses                             458,839        477,721
     Current Portion of Long-Term Debt             34,902         33,701
     Current Deferred Gain                      2,021,245      2,021,245
     Taxes Payable                                143,637        131,722
     Advances From Stockholders                 1,248,695      1,362,902
     Subscriber Deposits                           24,455         24,455
                                                _________      _________
     Total Current Liabilities                 $4,551,905    $ 4,742,525
                                                _________      _________
Long-term Liabilities:
     Long-term Debt                           $ 1,673,761    $ 1,510,240
     Long-term Deferred Gain                    3,193,959      3,357,263
                                                _________      _________

     Total Long-term Liabilities               $4,867,720    $ 4,867,503
                                                _________      _________
Stockholders' Equity
     Class A preferred stock, $1 par
       value; none issued or outstanding       $        0      $       0
     Class B preferred stock, $1 par
       value; 28,813 shares issued and
       outstanding                                 28,813         28,813
     Class C preferred stock, $1 par
       value; 780,000 shares issued and
       outstanding                                780,000        780,000
     Class D preferred stock, $1 par
       value; 4,864,000 shares issued
       and outstanding                            152,000        152,000
     Common Stock,$.0005 par value;
       100,000,000 shares authorized,
       17,981,133 shares issued and
       outstanding                                  9,016          9,016
     Additional Paid in Capital                 6,575,211      6,575,211
     Accumulated (Deficit)                    (1,972,513)    (1,867,279)
                                                _________      _________
     Total Stockholder's Equity               $ 5,572,527      5,677,761
                                                _________      _________

Total Liabilities and Stockholder's Equity    $14,992,152    $15,287,789
                                              ===========    ===========

TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
Consolidated Statement of Operations
 Three Months Ended June 30, 1996 (Unaudited)

                                              Unaudited        Unaudited
                                         3 Months Ended   3 months Ended
                                          June 30, 1996    June 30, 1995
                                         ______________   ______________

Total Revenue                            $      243,591         $493,666
Revenue - Sold Cable
     Operations                                 544,206          354,129
                                         ______________   ______________
     Total Revenue                          $   787,797    $     847,795
                                         ==============   ==============

Operating Expenses:
     Salaries and Wages                 $       255,977    $     194,707
     Programming Fees                            10,629              300
     General and Administrative                 492,582          249,902
     Depreciation and
       Amortization                              96,902           43,757
     Interest                                    36,941           16,703
                                         ______________   ______________


     Total Expenses                          $  893,031      $   505,369


Income Before Income Taxes               $    <105,234>   $      342,426
                                         ______________   ______________


Estimated Income Taxes                      $       -0-   $      136,970
                                         ______________   ______________


Income After Income Taxes                 $   <105,234>   $      205,456
                                         ==============   ==============

Net Income Per Common Share              $        <.01>   $          .01
                                         ==============   ==============

TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows
Three Months Ended June 30, 1996 (Unaudited)
                                                   Six Months Ended
                                                        June 30
                                                     1996          1995
                                                Unaudited      Unaudited
                                             ____________   ____________
Cash Flow From Operating Activities:
Net Income (loss)                            $  <105,234>   $    205,456
Adjustment to reconcile net income (loss)
to net cash used in operating activities
     Depreciation and Amortization                 96,902         43,757
Change in certain assets and liabilities
     Accounts Receivable                           67,489       <12,439>
     Taxes Payable                                 11,915        178,105
     Inventory                                    <7,579>          <112>
     Prepaid Expenses                            <65,978>       <63,480>
     Accounts Payable                            <70,647>       <39,248>
     Accrued Expenses                            <18,882>       <97,474>
     Subscriber Deposits                              -0-          2,804
     Deferred Gain                              <163,206>      <354,130>
                                             ____________   ____________
Cash flows used in
operating activities                         $  <255,220>   $  <136,761>
                                             ____________   ____________

Cash Flows From Investing Activities:
Investments                                      <61,012>          <823>
Development of Mine                                   -0-       <10,260>
Property & Equipment                             <94,555>       <84,975>
Notes Receivable                                  597,787        284,553
Advance                                               -0-      <100,779>
Other                                               1,549            -0-
                                             ____________   ____________

Cash flows provided by
     investing activities                    $    443,769   $     87,716
                                             ____________   ____________
Cash Flows From Financing Activities:
Payments of Stockholder Advances             $  <114,207>   $  <106,269>
Long-term Debt                                    164,722         67,387
License Agreements                               <37,000>       <20,096>
                                             ____________   ____________

Cash flows used in
     financing activities                    $     13,515   $   <58,978>
                                             ____________   ____________
Net Increase (decrease) In Cash              $    202,064   $  <108,023>
Cash - Beginning of Year                     $  1,517,449   $  1,091,396
                                             ____________   ____________
Cash - End of Period                         $  1,719,513   $    983,373
                                             ============   ============

<PAGE


TV COMMUNICATIONS NETWORK, INC.AND SUBSIDIARIES
Notes to Financial Statements
June 30, 1996 and 1995 (Unaudited)

Summary of Significant Accounting Policies

The summary of the Company's significant accounting policies are incorporated by reference from TV Communications Network, Inc., Annual Report on Form 10-KSB dated June 30, 1996 for Fiscal Year ended March 31, 1996.

The accompanying unaudited consolidated financial statements include the accounts of TV Communications Network, Inc., and its wholly-owned subsidiaries. All material and inter-company accounts and transactions have been eliminated in consolidation.

Interim Unaudited Financial Statements

Information with respect to June 30, 1996, and June 30, 1995, and the periods then ended have not been audited by the Company's independent auditors, but, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of the Company. The results of operations for the three months ended June 30, 1996, and June 30, 1995, are not necessarily indicative of the results of the entire fiscal year.

The preparation of the interim report is based on the same accounting standards, and the statements are in conformity with Generally Accepted Accounting Principles (GAAP). Management believes there are no material misstatements.

Earnings Per Share

Net income per common share is based on the weighted average number of 17,981,133 common shares outstanding for 1996 and 1995.

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



                                Net Operating            Year of
                              Loss Carry forward        Expiration
                              __________________        __________
Year ended March 31, 1993         $1,700,000               2008

Stockholders' Equity

The options granted by the Company to Century 21 shareholders originally expired as of November 30, 1994. However, the Company extended said options to the benefit of the Century 21 shareholders under the following terms:

The respective number of shares has changed since 1989. At the Special Meeting of TVCN Shareholders on December 17, 1991 the majority of shareholders of TVCN passed a resolution authorizing a five-to-one (5-1) reverse-stock split plan for the Company's Common Stock. Prior to effecting the reverse split, the total number of shares of Common Stock issued and outstanding was 75,879,665. Immediately following the reverse stock split, the total number of such issued and outstanding shares was 15,175,933. The plan did not favor or discriminate against any group of shareholders and applied equally to all shareholders and persons holding rights to acquire common stock. Accordingly, for those who selected Option A for Preferred Shares, the old conversion rate of two Preferred Shares for one share of Common Stock has been adjusted to implement the five-to-one reverse-split (e.g. there was a conversion right of 10,000 shares of Preferred Shares for 5,000 shares of Common Stock, now there is a conversion right to 1,000 shares of Common Stock.) If Option B was selected, now the exchange of 32 shares of Century 21 stock for 5 options to purchase 5 shares of Common stock at $0.37 per share is adjusted so that the five (5) options are one (1) option and the option price per share is $1.85 (five times $0.37).

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

ITEM 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Wireless Cable Operations

     Salina, Kansas. The company is currently operating two WCTV Systems in Salina, Kansas and San Luis Obispo, California. The system in Salina was purchased through the United States Bankruptcy Court on March 12, 1996. The Salina Operation broadcasts on 15 channels to 451 subscribers.

      San Luis Obispo, California. The Company leased the San Luis Obispo, California WCTV station to Wireless Telecommunications, Inc. ("WTCI") on June 15, 1995. On January 1, 1996 WTCI defaulted on its agreements with the Company, and the Company terminated the lease on February 14, 1996. On February 28, 1996 the Company filed suit to
repossess the station.   On June 18, 1996 the Sheriff of San Luis Obispo
County repossessed the station on behalf of the Company, and the Company has begun operating the station which broadcasts on 7 channels and has 80 subscriber. ("See "Legal Proceedings" herein).


     Mobile, Alabama. The Company's Mobile, Alabama license is operated by Mobile Wireless TV. For the use of this license the Company received cash in the amount of $100,000 and a promissory note in the amount of $100,000. The note bears interest at the rate of ten percent, with interest payable quarterly. The principal is due on May 9, 1997. In addition, the Company receives a transmission fee which is the greater of $2,000 per month; $0.50 per subscriber per month; or two percent of the gross monthly revenues of the station.


     Woodward, Oklahoma. The Company's Woodward, Oklahoma license is leased to Pioneer Telephone Cooperative. The channel lease provides for transmission fees of $1,000 per month and expires on March 31, 1997.


     Other Stations. The Company owns a station in Hays, Kansas. In addition, on behalf of its affiliate, Multichannel Distribution of America, Inc. ("MDA"), the Company constructed three other stations. These stations of four channel licenses are in Myrtle Beach, South Carolina; Quincy, Illinois; and Rome, Georgia. In consideration for building the stations, MDA appointed TVCN as the operator of the stations. TVCN is developing these stations, and is considering offering a premium programming package such as HBO, ESPN, Showtime, and CNN at the stations as a test markets for this strategy. In the meantime, the Company is also considering leasing additional channels, and leasing or selling the channels to others.

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

      The Company was the successful bidder on the following 12 BTAs:
Clarksburg-Elkins, Fairmount, Logan, Morgantown, Steubenville and Wheeling, West Virginia; Dickinson and Williston, North Dakota; Scranton-Wilkes Barre-Hazleton and Stroudsburg, Pennsylvania; Scottsbluff, Nebraska and Watertown, New York. The Company's net bid was $1,276,000 (taking into account the 15% "small business" credit TVCN received). This made TVCN the tenth largest participant in terms of the number of BTAs acquired, and the 22nd largest participant in terms of dollar volume. The total amount outstanding on this obligation is $1,148,000, which the Company is financing over ten years as described in the notes to the Company's financial statements. The Company has not yet finalized its plans with respect to development of WCTV stations in these BTAs, and there is no assurance that the Company will have sufficient resources to develop such stations.


Mining Business

     Mining and Energy International Corp./Liberty Hill Mine

     The Company, through its subsidiary Mining and Energy International Corp., signed an option agreement with Big Trees' Trust to obtain the right to develop the Liberty Hill Mine in Nevada County, California. The term of the option is one year expiring December 8, 1996, with an additional opportunity to sign a lease for a term of thirty years. During the option period, the Company is required to pay $40,000 per month as advance royalty or 15% of the ores mined and sold, whichever is greater. The Company has paid $280,000 in advance royalty to date.

     The Company has begun developing the mine. Approximately $500,000 of the development budget has been expended to date, and it is estimated that it will take another $200,000 to complete. In addition to gold, the mine operator hopes to produce and sell substantial amounts of silica. The Company is relying on the expertise of Ray Naylor (who is an officer in the Company's Century 21 subsidiary and a beneficiary of the Big Trees' Trust) in developing this mining opportunity. The Company anticipates first production during the second quarter of the 1996 fiscal year.

     Century 21/Mountain House Mine

     In December 1989, the Company acquired an interest in Century 21 Mining, Inc., a Utah corporation ("Century 21"), whose principal asset is the Mountain House Mine in exchange for options to purchase TVCN stock. The Mine is not yet in operation. The Company's options exchanged with Century 21 shareholders originally would have expired as of November 30, 1994. The Company extended the options for three years from November 30, 1994 to November 30, 1997. The Company intends to either lease the Mountain House Mine to a mining operator or, if financially feasible, operate the mine. Although TVCN management has no experience in the operation of a mining property, Century 21 management does have such experience. As of March 31, 1996, the Company had advanced approximately $387,000 for the assessment work to maintain the validity of the title to the mine and other expenses. Since the mine is not yet in operation, the Company expensed all amounts advanced to Century 21. Although the Company cannot predict whether adequate financing will become available to operate the Mine, Management believes that because of the higher viability of the gold market and the promise the Mountain House Mine holds, further investment in Century 21 might be warranted.

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


Total Revenues

     The total revenue for the first quarter ended June 30, 1996, was $787,797 as compared to $847,795 for the first quarter ended June 30, 1995. The decrease was due to the lower interest from the sales of the Denver, Detroit, and Washington, D.C. stations. The Denver and Washington, D.C. stations were sold during the third quarter, 1993.

Operating Expenses

Total operating expenses for the first quarter ended June 30, 1996, are $893,031 as compared to $505,369 during the first quarter ended June 30, 1995. The increase in expenses of $387,662 is summarized as follows:



      Increase in Salaries and Wages                       $  61,270
      Increase in Programming Fees                            10,329
      Increase in General & Administrative Expense           122,680
      Increase in Depreciation and Amortization              173,145
      Increase in Interest Expense                            20,238

      NET (INCREASE) IN TOTAL EXPENSES                     $ 387,662
                                                           =========

The increase in salary & wages and expenses is due to the increased time spent in developing new areas of operations and defending lawsuits. The increase in general & administrative expenses are due to the start of mining operations.

Net Gain

The net loss after income tax estimate for the three months ended June 30, 1996 was <$105,234>, compared to a gain of $205,456 during the first quarter ended June 30, 1995. The decreased income during the first quarter ended June 30, 1996, is due to the lower interest from the sales of Cable Operations in Washington, D.C. and Denver during 1996. The increase operating costs were due to the start of mining operations.


Income Taxes

See page 8 "Income Tax" note.

Estimated income taxes are calculated at 40% for both federal and state obligations.

Liquidity and Capital Resources

The Company initially financed its growth through loans and the sale of stock. The Company will finance its future growth primarily from the sale of domestic operations.

To date, the Company has not engaged in any debt financing. Instead, it has relied on individual or group investments. The company's cash flow for the three months ended June 30, 1996, and June 30, 1995, are summarized as follows:

                                      June 30, 1996        June 30, 1995
                                          Unaudited            Unaudited
                                      _____________        _____________
Cash Flow From Operating
Activities                            $   <255,220>        $   (136,761)
Cash Flow From Investing
Activities                                  443,769               87,716
Cash Flow From Financing
Activities                                   13,515             (58,978)
Cash - Beginning of Period                1,517,449            1,091,396
                                      _____________        _____________

Cash - End of Period                  $   1,719,513        $     983,373
                                      =============        =============

     The sales of the Denver, Colorado, Washington, D.C., and Detroit, Michigan systems for approximately $17.5 million with a resulting gain of $15.5 million are expected to adequately cover the Company's current liabilities along with allowing the Company develop other wireless cable TV markets in the United States and explore other business opportunities domestically and internationally.

     Currently, the Company has $ 1,708,664 in long term debt which is primarily for the purchase of the TVCN corporate headquarters building in Denver, Colorado, and for the Basic Trade Area rights purchased during the FCC BTA Auction.

     The Company's current assets and liabilities are $ 7,170,702 and $ 4,551,905, respectively. The Company's cash position is such that management anticipates no difficulty in its ability to meet its current obligations. The company currently has $2,247,895 investments in government securities.

     During fiscal year 1993, the Company raised $1,000,000.00 in equity investment by sales of its common stock. The President, a shareholder, and a Director, have advanced loans to the Company totaling $1,248,695. No equity transactions have occurred in 1996.

Accounts Receivable and Payable

The decrease in notes receivable, and accounts payable as of June 30, 1996, is due mainly to the payment of invoices and receipt of note payments.

Advance from Stockholders

During the period from March 31, 1996 to June 30, 1996, the Company repaid advances from stockholders totalling $114,207.

Subscriber Deposits

The purchasers of the Denver and Detroit stations limited the subscriber deposits assumed by purchasers to $50,000 and $114,000, respectively. TVCN is responsible for subscriber deposits above these amounts.

PART II.     OTHER INFORMATION

ITEM 1.  Legal Proceedings

     (A)  Shareholder Class Action Suit
     TVCN is a defendant in a class action suit entitled Merton Frederick, et.al. v. TVCN, et.al. more fully discussed in the Company's latest 10-KSB filed on June 30, 1996. The class of plaintiffs has been certified by the court, and discovery has commenced and is ongoing. Motions for summary judgment have been filed by the Company, but are still pending. No date has been set for the trial. TVCN is vigorously defending the case.

     (B) The Company is the plaintiff in TV Communications Network, Inc. v. Wireless Telecommunications Network, Inc. filed February 28, 1996 in the Superior Court of San Luis Obispo County, California. In this case TVCN alleges that Wireless Telecommunications, Inc. ("WTCI") defaulted under certain agreements it entered into with TVCN in June 1995 and is seeking to obtain a money judgment against WTCI and to repossess the San Luis Obispo WCTV station. No trial date has been set and discovery is under way. TVCN expects to prevail in this litigation. As part of this litigation strategy, WTVCI sued TVCN on the identical issues in Pennsylvania. On August 6, 1996, the Court of Common Pleas of York County, Pennsylvania dismissed WTCI's suit. On June 18, 1996 the Sheriff of San Luis Obispo County repossessed the station on behalf of the Company, and the Company has begun operating the station.

      (C) The Company knows of no other litigation pending, threatened or contemplated, or unsatisfied judgment against it, or any proceedings in which the Company is a party. The Company knows of no legal actions pending or threatened or judgments entered against any officers or directors of the Company in their capacity as such in connection with any matter involving the Company or the business.


ITEM 2.  Changes in Securities
     None. See p. 9 for a discussion of Century 21, Inc., and potential future changes.

ITEM 3.  Default Upon Senior Securities
     None.

ITEM 4.  Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of Security Holders during the first quarter of fiscal 1996.

ITEM 5. Other Information
     None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    TV COMMUNICATIONS NETWORK, INC.


Date: August 13, 1996               /ss/Omar A. Duwaik
                                    Omar A. Duwaik
                                    PRESIDENT/CEO


                                    /ss/Dennis J. Horner
                                    Dennis J. Horner
                                    VICE PRESIDENT/TREASURER


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    TV COMMUNICATIONS NETWORK,



Date: August 13, 1996
                                    Omar A. Duwaik
                                    PRESIDENT/CEO



                                    Dennis J. Horner
                                    VICE PRESIDENT/TREASURER