Form 10QSB
period 1996-09-30
TV COMMUNICATIONS NETWORK INC
filed 1996-11-14
CIK 819802

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-QSB




[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended September 30, 1996

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
[X]   Yes       [  ]    No

Indicate the number of shares outstanding of each of the issuer's
classes of common stock, as of the latest practicable date:   17,981,133
shares of the Company's Common Stock ($.0005 par value) were outstanding as of September 30, 1996.

TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES

INDEX



                                                                 Page


PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements:

        Consolidated Balance Sheet as of
          September 30, 1996 (unaudited)                            4

        Consolidated Statement of Operations
          for the Three and Six months ended
          September 30, 1996 (unaudited)                            6

        Statements of Cash Flow for the Six
          months ended September 30, 1996
          (unaudited)                                               8


     Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                         9



PART II.  OTHER INFORMATION                                        13



SIGNATURES                                                         15

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
September 30, 1996 (Unaudited)


                                          September 30,     March 31,
                                              1996             1996
                                            Unaudited
Current Assets:
 Cash                                     $  920,236     $  1,517,449
 Investments                               2,275,127        2,186,883
 Accounts Receivable                          63,071          111,616
 Prepaid Expenses                            183,640           47,855
 Inventory                                   152,364           60,030
 Current Portion
  of Notes                                 2,156,623        2,505,013
 Current Portion
  of Def. Tax                                607,838          607,838


 Total Current Assets                    $ 6,358,899     $  7,136,684
                                         ===========     ============

Property and Equipment
  -Net                                   $ 2,773,477     $  2,543,500
                                         ___________     ____________

Other Assets:
  Notes Receivable                       $ 3,167,419     $  3,667,415
  License Agreements
   - Net                                   1,327,306        1,359,556
  Other Assets                               361,131          461,131
  Deferred Income
    Taxes                                    119,503          119,503
                                         ___________     ____________

  Total Other Assets                    $  4,975,359     $  5,607,605
                                         ___________     ____________

Total Assets                             $14,107,735      $15,287,789
                                         ===========     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
                                           September 30,    March 31,
                                              1996           1996
                                           Unaudited
Current Liabilities
     Accounts Payable                     $  620,573      $  690,779
     Accrued Expenses                        374,312         477,721
     Current Portion of Long-Term Debt        35,294          33,701
     Current Deferred Gain                 2,021,245       2,021,245
     Taxes Payable                           136,369         131,722
     Advances From Stockholders            1,181,146       1,362,902
     Subscriber Deposits                      24,455          24,455
                                         ___________     ___________

     Total Current Liabilities           $ 4,393,394     $ 4,742,525
                                         ___________     ___________
Long-term Liabilities:
     Long-term Debt                      $ 1,537,518     $ 1,510,240
     Long-term Deferred Gain               3,221,812       3,357,263
                                         ___________     ___________

     Total Long-term Liabilities         $ 4,759,330     $ 4,867,503
                                         ___________     ___________

Stockholders' Equity
     Class A preferred stock, $1 par
       value; none issued or outstanding      $    0     $         0
     Class B preferred stock, $1 par
       value; 28,813 shares issued and
       outstanding                            28,813          28,813
     Class C preferred stock, $1 par
       value; 780,000 shares issued and
       outstanding                           780,000         780,000
     Class D preferred stock, $1 par
       value; 4,864,000 shares issued
       and outstanding                       152,000         152,000
     Common Stock,$.0005 par value;
       100,000,000 shares authorized,
       17,981,133 shares issued and
       outstanding                             9,016           9,016
     Additional Paid in Capital            6,575,211       6,575,211
     Accumulated (Deficit)               (2,590,029)     (1,867,279)
                                         ___________     ___________
     Total Stockholder's Equity         $  4,955,011     $ 5,677,761
                                         ___________     ___________

Total Liabilities and
  Stockholder's Equity                   $14,107,735      $15,287,789
                                         ===========     ============

TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
Consolidated Statement of Operations
 Three Months Ended September 30, 1996 (Unaudited)

                                          Unaudited        Unaudited
                                           3 Months         3 months
                                             Ended             Ended
                                        September 30,   September 30,
                                             1996             1995
Total Revenue                            $    66,625     $   390,072
Revenue - Sold Cable
     Operations                              576,160       1,632,126
                                         ___________     ___________
     Total Revenue                       $   642,785     $ 2,022,198
                                         ===========     ===========

Operating Expenses:
     Salaries and Wages                   $  374,774    $    123,105
     Programming Fees                          8,000             -0-
     General and Administrative              663,364         273,626
     Depreciation and
       Amortization                          102,515          53,922
    Interest                                  33,827          17,672
                                         ___________     ___________

     Total Expenses                      $ 1,182,480         468,325


Income Before Income Taxes               $ <539,695>      $1,553,873
                                         ___________     ___________


Estimated Income Taxes                  $     77,872     $   621,549
                                         ___________     ___________


Income After Income Taxes                $ <617,567>      $  932,324
                                         ===========     ===========

Net Income Per Common Share           $        <.03>      $      .05
                                         ===========     ===========

TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
Consolidated Statement of Operations
 Six Months Ended September 30, 1996 (Unaudited)

                                          Unaudited        Unaudited
                                           6 Months         6 months
                                             Ended            Ended
                                       September 30,     September 30,
                                             1996             1995
Total Revenue                          $     310,216   $     883,738
Revenue - Sold Cable
     Operations                            1,120,366       1,986,225
     Total Revenue                      $  1,430,582    $  2,869,963
                                         ===========     ===========

Operating Expenses:
     Salaries and Wages                $     630,751   $     317,812
     Programming Fees                         18,629             300
     General and Administrative            1,155,946         523,530
     Depreciation and
       Amortization                          199,417          97,678
    Interest                                  70,768          34,374
                                         ___________     ___________

     Total Expenses                     $  2,075,511   $     973,964


Income Before Income Taxes               $ <644,929>    $  1,896,269
                                         ___________     ___________

Estimated Income Taxes                    $   77,822     $   758,507
                                         ___________     ___________

Income After Income Taxes                $ <722,751>    $  1,137,762
                                         ===========     ===========

Net Income Per Common Share             $      <.04>     $       .06
                                         ===========     ===========

TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows
Six Months Ended September 30, 1996 (Unaudited)

                                                  Six Months Ended
                                                    September 30
                                               1996          1995
                                            Unaudited      Unaudited
Cash Flow From Operating Activities:
Net Income (loss)                         $ <722,751>    $ 1,137,762
Adjustment to reconcile net income (loss)
to net cash used in operating activities
     Depreciation and Amortization            199,417         97,678
Change in certain assets and liabilities
     Accounts Receivable                       48,545       <27,247>
     Taxes Payable                              4,647        183,376
     Inventory                                  7,666       <38,312>
     Prepaid Expenses                       <135,785>       <96,784>
     Accounts Payable                        <70,205>       <54,746>
     Accrued Expenses                       <103,409>      <147,286>
     Subscriber Deposits                          -0-            -0-
     Deferred Gain                          <135,453>    <2,065,814>
     Deffered Taxes                               -0-        578,054

Cash flows used in
operating activities                     $  <907,326>   $  <433,319>
                                          ___________    ___________

Cash Flows From Investing Activities:
Investments                                  <88,244>       <26,261>
Development of Mine                               -0-       <39,488>
Property & Equipment                        <367,144>      <107,971>
Notes Receivable                              848,386      2,047,734
Advance                                           -0-      <243,805>
Other                                         100,000            -0-

Cash flows provided by
     investing activities              $      492,998  $   1,630,209
                                          ___________    ___________
Cash Flows From Financing Activities:
Payments of Stockholder Advances         $  <181,756>   $  <388,972>
Long-term Debt                                 28,871       <78,255>
License Agreements                           <30,000>          <609>

Cash flows used in
     financing activities               $   <182,885>   $  <467,836>
Net Increase (decrease) In Cash             <597,213>        729,054
Cash - Beginning of Year              $     1,517,449 $    1,091,396
                                          ___________    ___________
Cash - End of Period                    $     920,236 $    1,820,450
                                         ===========     ===========

TV COMMUNICATIONS NETWORK, INC.AND SUBSIDIARIES
Notes to Financial Statements
September 30, 1996 and 1995 (Unaudited)

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

Interim Unaudited Financial Statements

Information with respect to September 30, 1996, and September 30, 1995, and the periods then ended have not been audited by the Company's independent auditors, but, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of the Company. The results of operations for the six months ended September 30, 1996, and September 30, 1995, are not necessarily indicative of the results of the entire fiscal year.

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

ITEM 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Wireless Cable Operations

     Salina, Kansas. The Company has acquired the WCTV station is Salina, Kansas from an affiliated company. Subsequently, the lessee filed for Chapter 11 bankruptcy protection. In an open court, TVCN repossessed the four-TV channel station and acquired the leases for the remaining 11 TV channels for $200,000 and the waiver of the lessee's obligations to TVCN in the approximate amount of $115,000. TVCN is currently operating the Salina system, and will attempt to either develop or sell the system, which broadcasts on 15 TV channels to a base of 418 subscribers.

      San Luis Obispo, California. The Company leased the San Luis Obispo, California WCTV station to Wireless Telecommunications, Inc. ("WTCI") on June 15, 1995. On January 1, 1996 WTCI defaulted on its agreements with the Company, and the Company terminated the lease on February 14, 1996. On February 28, 1996 the Company filed suit to
repossess the station.   On June 18, 1996 the Sheriff of San Luis Obispo
County repossessed the station on behalf of the Company, and the Company has begun operating the station which broadcasts on 7 channels and has 73 subscribers. The lawsuit has been settled. The terms of the settlement are as follows: TVCN agreed to pay WTCI $90,000. In return WTCI relinquished all of its claims to the San Luis Obispo WCTV station and agreed to sell the San Luis Obispo BTA to TVCN for $90,000 cash and assumption of the FCC obligation of $362,168.00 payable over 10 years, with interest only payments for 2 years and principal and interest payments for 8 years. FCC approval has been requested for the transfer of the BTA.


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

      The Company was the successful bidder on the following 12 BTAs:
Clarksburg-Elkins, Fairmount, Logan, Morgantown, Steubenville and Wheeling, West Virginia; Dickinson and Williston, North Dakota; Scranton-Wilkes Barre-Hazleton and Stroudsburg, Pennsylvania; Scottsbluff, Nebraska and Watertown, New York. The Company's net bid was $1,276,000 (taking into account the 15% "small business" credit TVCN received). This made TVCN the tenth largest participant in terms of the number of BTAs acquired, and the 22nd largest participant in terms of dollar volume. The total amount outstanding on this obligation is $1,020,445, which the Company is financing over ten years as described in the notes to the Company's financial statements. The FCC has issued the authorizations, and TVCN has five years to complete the construction and build out of the BTAs. The Company has not yet finalized its plans with respect to development of WCTV stations in these BTAs, and there is no assurance that the Company will have sufficient resources to develop such stations.


Mining Business

     Mining and Energy International Corp./Liberty Hill Mine

     The Company, through its subsidiary Mining and Energy International Corp., signed an option agreement with Big Trees' Trust to obtain the right to develop the Liberty Hill Mine in Nevada County, California. The extended term of the option expires June 8, 1997, with an additional opportunity to sign a lease for a term of thirty years. During the option period, the Company is required to pay $40,000 per month as advance royalty or 15% of the ores mined and sold, whichever is greater. The Company has paid $400,000 in advance royalty to date.

     The Company has begun developing the mine. Approximately $570,000 of the development budget has been expended to date to complete development phase. The company has expanded the daily production capacity of the mine to meet the projected demand for the sale of Silica. $270,000 was invested in additional production equipment. It is estimated that it will take another $200,000 to $300,000 to complete the development stage. In addition to gold, the mine operator hopes to produce and sell substantial amounts of silica. The Company is relying on the expertise of Ray Naylor (who is an officer in the Company's Century 21 subsidiary and a beneficiary of the Big Trees' Trust) in
developing this mining opportunity.   Initial tests have been run, and
the results are encouraging.

Convention Network 96

     There were no revenues generated from the Convention Network 96 Project, and the total cost of approximately $138,000 was expensed. The company does not expect to recover any of its investment.

Total Revenues

     The total revenue for the quarter ended September 30, 1996 was $642,785 as compared to $2,022,198 during the quarter ended September 30, 1995 and for the two quarters ended September 30, 1996 was $1,430,582 as compared to $2,869,963 for the two quarters ended September 30, 1995. The decrease was due to the note payoff and the recognition of the deferred gain from the sale of the Washington D.C. station, during 1995.

Operating Expenses

Total operating expenses for the three and six months ended September 30, 1996 are $1,182,480 and $2,075,511 as compared to $468,325 and
$973,694 for the three and six months ended September 30, 1995. The increases in expenses of $714,155 and $1,101,817 are summarized as follows:

                                           Three Months   Six Months
      Increase in Salaries and Wages         $  251,669  $   312,939
      Increase in Programming Fees                8,000       18,329
      Increase in General &
         Administrative Expense                 389,738      632,416
      Increase in Depreciation
         and Amortization                        48,593      101,739
      Increase in Interest Expense         $     16,155   $   36,394

      NET (INCREASE) IN TOTAL EXPENSES      $   714,155  $ 1,101,817
                                            ===========  ===========

The increase in salary & wages and expenses is due to the increased time spent in developing new areas of operations and defending lawsuits. The increase in general & administrative expenses are due to developments of the Liberty Hill Mine, the costs of operating the Salina and SLO systems, and the development costs for other business opportunities.

Net Gain

The net income after income tax estimate for the three and six months ended on September 30, 1996 was $<617,567> and $<722,751> as compared to $932,324 and $1,137,762 during the three and six months ended September 30, 1995. The decreased income during the first two quarters ended Spetember 30, 1996, is due to the note payment and the recognition of revenue from the sale of cable operations in Washington D.C. during 1995. The higher operating costs also contributed to the losses in 1996.


Income Taxes

See page 9 "Income Tax" note.

Estimated income taxes are calculated at 40% for both federal and state obligations.

Liquidity and Capital Resources

     The Company initially financed its growth through loans and the sale of stock. The Company will finance its future growth primarily from the sale of domestic operations.

     To date, the Company has not engaged in any debt financing.
Instead, it has relied on individual or group investments. The company's cash flow for the six months ended September 30, 1996, and September 30, 1995 are summarized as follows:

                                       September 30,   September 30,
                                            1996            1995
                                         Unaudited        Unaudited
Cash Flow From Operating
Activities                                 <907,326>       <433,319>
Cash Flow From Investing
Activities                                   492,998       1,630,209
Cash Flow From Financing
Activities                                 <182,885>       <467,836>
Cash - Beginning of Period               $ 1,517,449     $ 1,091,396
                                         ___________     ___________

Cash - End of Period                    $    920,236     $ 1,820,450
                                         ===========     ===========


     The sales of the Denver, Colorado, Washington, D.C., and Detroit, Michigan systems for approximately $17.5 million with a resulting gain of $15.5 million are expected to adequately cover the Company's current liabilities along with allowing the Company develop other wireless cable TV markets in the United States and explore other business opportunities domestically and internationally.

     Currently, the Company has $ 1,572,812 in long term debt which is primarily for the purchase of the TVCN corporate headquarters building in Denver, Colorado, and for the Basic Trading Area rights purchased from the FCC during its BTA Auction.

     The Company's current assets and liabilities are $ 6,358,899 and $ 4,393,394 respectively. The Company's cash position is such that management anticipates no difficulty in its ability to meet its current obligations. The Company currently has $2,275,127 of investments in government securities.

     During fiscal year 1993, the Company raised $1,000,000.00 in equity investment by sales of its common stock. The President, and a shareholder have advanced loans to the Company totaling $1,181,146. No equity transactions have occurred in 1996.

Accounts Receivable and Payable

The decrease in notes receivable, and accounts payable as of September 30, 1996, is due mainly to the payment of invoices and receipt of note payments.

Advance from Stockholders

During the period from March 31, 1996 to September 30, 1996, the Company repaid advances from stockholders totalling $181,756.

Subscriber Deposits

The purchasers of the Denver and Detroit stations limited the subscriber deposits assumed by purchasers to $50,000 and $114,000, respectively. TVCN is responsible for subscriber deposits above these amounts.

PART II.     OTHER INFORMATION

ITEM 1.  Legal Proceedings

     (A)  Shareholder Class Action Suit
     TVCN is a defendant in a class action suit entitled Merton Frederick, et.al. v. TVCN, et.al. more fully discussed in the Company's latest 10-KSB filed on June 30, 1996. The class of plaintiffs has been certified by the court, and fact discovery has commenced and is almost complete. Motions for summary judgment have been filed by the Company, but are still pending. No date has been set for the trial. TVCN is vigorously defending the case.

(B) The Company knows of no other material litigation pending, threatened or contemplated, or unsatisfied judgment against it, or any proceedings in which the Company is a party. The Company knows of no legal actions pending or threatened or judgments entered against any officers or directors of the Company in their capacity as such in connection with any matter involving the Company or the business.


ITEM 2.  Changes in Securities
     None. See p. 10 for a discussion of Century 21, Inc., and potential future changes.

ITEM 3.  Default Upon Senior Securities
     None.

ITEM 4.  Submission of Matters to a Vote of Security Holders
     The Company held its annual Shareholders Meeting on September 10, 1996. Approximately 15,728,000 shares of the 17,981,133 shares outstanding attended the meeting in person or by proxy. The management suggested slate of three Directors was elected, the Liberty Hill Mine Option Agreement was ratified, approval to enter into the Liberty Hill Lease was approved, and the firm of Erhardt Keefe Steiner & Hottman, P.C. was ratified as independent auditors.

The votes in person or proxy were:

Directors                               FOR      AGAINST    ABSTAIN

Omar A. Duwaik                       2,170,436   12,215   13,544,956
Armand DePizzol                      2,168,436   15,015   13,544,156
Dennis J. Horner                     2,171,381   12,070   13,544,156

LHM Option                           2,158,701   23,000   13,345,906

LHM Lease                            2,158,441   23,160   13,346,006

Auditors

EKS&H                               15,708,737    8,870       10,000

ITEM 5. Other Information
     None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    TV COMMUNICATIONS NETWORK, INC.


Date: November 13, 1996               /ss/Omar A. Duwaik
                                      Omar A. Duwaik
                                      PRESIDENT/CEO


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