Form 10QSB/A
period 1996-06-30
TV COMMUNICATIONS NETWORK INC
filed 1997-01-28
CIK 819802

Form 10-QSB/A

   U.S. Securities and Exchange Commission Washington, D.C. 20549

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

                        EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1996

                                 OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ________ to ________

                   Commission File Number 0-18612

                   TV COMMUNICATIONS NETWORK, INC.
  (Exact Name of Small Business Issuer as Specified in its Charter)


         COLORADO                             84-1062555
    (State or other Jurisdiction of         (I.R.S.  Employer
    Incorporation or Organization)           Identification No.)

       10020 East Girard Avenue, #300, Denver, Colorado 80231
                   (Address  of  Principal Executive  Offices)   (Zip
Code)

   Issuer's telephone number, including area code:  (303) 751-2900

(Previous Address)                                (Previous Zip Code)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act, during the past 12 months and (2) has been subject to the filing requirements for the
past 90 days.  Yes    X            No_____

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

There were 17,981,133 shares of the Issuer's common stock, at par value of $.0005 per share, outstanding as of June 30, 1996.