Form 10QSB/A
period 1996-09-30
TV COMMUNICATIONS NETWORK INC
filed 1997-01-28
CIK 819802

Form 10-QSB/A

   U.S. Securities and Exchange Commission Washington, D.C. 20549

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

                        EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1996

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

There were 17,981,133 shares of the Issuer's common stock, at par value of $.0005 per share, outstanding as of September 30, 1996.