Form 10QSB
period 1996-12-31
TV COMMUNICATIONS NETWORK INC
filed 1997-03-05
CIK 819802

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-QSB




[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended
December 31, 1996

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

Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest
practicable date:   17,981,133 shares of the Company's
Common Stock ($.0005 par value) were outstanding as of December 31, 1996.

TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
INDEX                                   Page




PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements:

     Consolidated Balance Sheet as of
       December 31, 1996 (unaudited)             4

     Consolidated Statement of
       Operations for the Three and
       Nine months ended December 31, 1996
       (unaudited)                               6

     Statements of Cash Flow for the Nine
       months ended December 31, 1996
       (unaudited)                               8


     Item 2. Management's Discussion and
       Analysis of Financial
     Condition and Results of Operations         9



PART II.  OTHER INFORMATION                     13



SIGNATURES                                      15

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
December 31, 1996 (Unaudited)

                             December 31,     March 31,
                                1996            1996
                                      Unaudited
Current Assets:
Cash                        $  556,183       $ 1,517,449
Investments                  2,364,513         2,186,883
Accounts Receivable             30,948           111,616
Prepaid Expenses               231,029            47,855
Inventory                      152,364           160,030
Current Portion of Notes     1,947,988         2,505,013
Current Portion of Def. Tax    607,838           607,838


Total Current Assets        $ 5,890,863     $  7,136,684
                            ===========     ============


Property and Equipment-Net    2,951,325     $  2,543,500
                              _________     ____________

Other Assets:
Notes Receivable            $ 2,917,421     $  3,667,415
License Agreements - Net      1,294,424        1,359,556
Other Assets                    361,131          461,131
Deferred Income Taxes           119,503          119,503
                                _______          _______

Total Other Assets            4,692,479        5,607,605
                              _________        _________

Total Assets                $13,534,667      $15,287,789
                            ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
                           December 31,         March 31,
                               1996                1996
                                     Unaudited
Current Liabilities
Accounts Payable             $  691,190    $     690,779
Accrued Expenses                383,985          477,721
Current Portion of
  Long-Term Debt                 36,119           33,701
Current Deferred Gain         2,021,245        2,021,245
Taxes Payable                   140,734          131,722
Advances From Stockholders    1,171,146        1,362,902
Subscriber Deposits              24,695           24,455
                                 ______           ______
Total Current Liabilities     4,469,114      $ 4,742,525
                              _________      ___________
Long-term Liabilities:
Long-term Debt              $ 1,528,200      $ 1,510,240
Long-term Deferred Gain       3,221,812        3,357,263
                              _________        _________

Total Long-term Liabilities $ 4,750,012      $ 4,867,503
                            ___________      ___________
Stockholders' Equity
Class A preferred
  stock, $1 par value;
  none issued or
  outstanding                      $  0             $ 0
Class B preferred stock,
  $1 par value; 28,813
  shares issued and
  outstanding                    28,813          28,813
Class C preferred stock,
  $1 par value; 780,000
  shares issued and
  outstanding                   780,000         780,000
Class D preferred stock,
  $1 par value; 4,864,000
  shares issued
  and outstanding               152,000         152,000
  Common Stock,$.0005
  par value; 100,000,000
  shares authorized, 17,981,133
  shares issued and
  outstanding                     9,016           9,016
Additional Paid in
  Capital                     6,575,211       6,575,211
Accumulated (Deficit)       (3,229,498)     (1,867,279)
                            ___________     ___________
Total Stockholder's Equity   $4,315,541      $5,677,761
                             __________      __________

Total Liabilities and
  Stockholder's Equity      $13,534,667     $15,287,789
                            ===========     ===========

TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
Consolidated Statement of Operations
Three Months Ended September 30, 1996 (Unaudited)

                             Unaudited       Unaudited
                              3 Months        3 months
                               Ended           Ended
                            December 31,    December 31,
                                1996           1995
Total Revenue                   $83,269     $   214,927
Revenue - Sold Cable
  Operations                    500,928         338,962
                                _______         _______
Total Revenue                   584,197         553,889
                                =======         =======

Operating Expenses:
Salaries and Wages              423,082    $    178,347
Programming Fees                  9,038         <4,106>
General and Administrative      603,638         478,008
Depreciation and Amortization   108,204          51,916
Interest                         69,692          35,209
                                 ______          ______

Total Expenses              $ 1,213,654     $   739,374

Income Before Income Taxes  $ <629,457>      $<185,485>
                            ___________      __________

Estimated Income Taxes       $   10,012    $   <74,194>
                             __________    ____________

Income After Income Taxes   $ <639,469>     $ <111,291>
                            ===========     ===========
Net Income Per Common Share       <.04>      $    <.01>
                                  =====      ==========

TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
Consolidated Statement of Operations
 Nine Months Ended December 31, 1996 (Unaudited)

                               Unaudited     Unaudited
                                9 Months      9 months
                                 Ended         Ended
                            December 31,    December 31,
                                  1996          1995
Total Revenue                 $  393,485   $  1,098,665
Revenue - Sold Cable
  Operations                   1,621,294      2,325,186
Total Revenue                  2,014,779      3,423,851
                               =========      =========
Operating Expenses:
Salaries and Wages           $ 1,053,833    $   496,159
Programming Fees             $    27,667        <3,806>
General and Administrative     1,759,584      1,001,538
Depreciation and
  Amortization                   307,621        149,594
Interest                         140,460         69,583
                                 _______         ______

Total Expenses              $  3,289,165    $ 1,713,068


Income Before Income
  Taxes                    $ <1,274,386>    $ 1,710,783
                           _____________    ___________

Estimated Income Taxes         $  87,834    $   684,313
                               _________    ___________

Income After Income Taxes   $<1,362,220>    $ 1,026,470
                            ============    ===========
Net Income Per Common Share        <.08>            .06
                                   =====            ===

TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows
Nine Months Ended December 31, 1996 (Unaudited)

                                   Nine Months Ended
                                      December 31,
                                  1996          1995
                               Unaudited      Unaudited
Cash Flow From
  Operating Activities:
Net Income (loss)           $ <1,362,220>   $ 1,026,470
Adjustment to reconcile
  net income (loss) to net
  cash used in
  operating activities
  Depreciation and
  Amortization                   307,622        149,594
Change in certain assets and
  liabilities
  Accounts Receivable             80,668       <39,097>
     Taxes Payable                 9,012        113,413
     Inventory                     7,666       <38,312>
     Prepaid Expenses          <183,174>      <446,215>
     Accounts Payable                411       <66,388>
     Accrued Expenses           <93,736>       <66,380>
     Subscriber Deposits             240            -0-
     Deferred Gain             <135,450>    <1,645,905>
     Deffered Taxes                  -0-        578,054

Cash flows used in
  operating activities    $  <1,368,961>   $  <434,766>
                          ______________   ____________
Cash Flows From
  Investing Activities:
Investments                    <177,630>       <54,317>
Development of Mine                  -0-        327,392
Property & Equipment           <530,281>      <127,047>
Notes Receivable               1,307,020      1,741,812
Advance                              -0-      <304,058>
Other                            100,000       <90,000>

Cash flows provided by
  investing activities        $  699,109    $ 1,493,782
                              __________    ___________
Cash Flows From Financing
  Activities:
Payments of Stockholder
  Advances                    $<191,756>     $<510,791>
Long-term Debt                    20,378       <87,600>
License Agreements             <120,036>          <868>

Cash flows used in
financing activities          $<291,414>   $  <599,259>
Net Increase (decrease)
  In Cash                      <961,266>        459,757
Cash - Beginning of Year     $ 1,517,449   $  1,091,396
                             ___________   ____________
Cash - End of Period           $ 556,183   $  1,551,153
                               =========   ============

TV COMMUNICATIONS NETWORK, INC.AND SUBSIDIARIES
Notes to Financial Statements
December 31, 1996 and 1995 (Unaudited)

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

Interim Unaudited Financial Statements

Information with respect to December 31, 1996, and December 31, 1995, and the periods then ended have not been audited by the Company's independent auditors, but, in the opinion of management, reflect all adjustments
(which include only normal recurring adjustments) necessary for the fair presentation of the operations of the Company. The results of operations for the nine months ended December 31, 1996, and December 31, 1995, are not necessarily indicative of the results of the entire fiscal year.

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



Stockholders' Equity

The options granted by the Company to Century 21 shareholders originally expired as of November 30, 1994.
However, the Company extended the options to the benefit of the Century 21 shareholders under the following terms:

The respective number of shares has changed since 1989. At the Special Meeting of TVCN Shareholders on December 17,
1991 the majority of shareholders of TVCN passed a resolution authorizing a five-to-one (5-1) reverse-stock split plan for the Company's Common Stock. Prior to effecting the reverse split, the total number of shares of Common Stock issued and outstanding was 75,879,665.
Immediately following the reverse stock split, the total number of such issued and outstanding shares was 15,175,933. The plan did not favor or discriminate against any group of shareholders and applied equally to all shareholders and persons holding rights to acquire common stock. Accordingly, for those who selected 1. Option A for Preferred Shares, the old conversion rate of two Preferred
Shares for one share of Common Stock has been adjusted to implement the five-to-one reverse-split (e.g. there was a conversion right of 10,000 shares of Preferred Shares for 5,000 shares of Common Stock, now there is a conversion right to 1,000 shares of Common Stock.) If Option B was selected, now the exchange of 32 shares of Century 21 stock for 5 options to purchase 5 shares of Common stock at $0.37 per share is adjusted so that the five (5) options are one (1) option and the option price per share is $1.85 (five times $0.37). The option deadline either to convert Preferred Shares to Common Stock or to purchase
Common Stock has been extended three years from November
30, 1994 to November 30, 1997. These Options are not transferable.

TVCN is extending the Options for three years, and the underlying common shares are restricted from public sale for two years from the date of issuance of common stock under the options or the effective date of registration of such shares with the SEC, according to which event occurs first. TVCN may, but is not obligated to, register these shares through the SEC for public trading.

ITEM 2.  Management's Discussion and Analysis of Financial
Conditions and Results of Operations

Wireless Cable Operations

     Salina, Kansas. The Company has acquired the WCTV station in Salina, Kansas from an affiliated company, and eased it to a non-affiliated company, which leased 11 more channels from other licensees. Subsequently, the lessee filed for Chapter 11 bankruptcy protection. In an open court, TVCN repossessed the four-channel station and acquired the leases for the remaining 11 channels for $200,000 and the waiver of the lessee's obligations to TVCN in the approximate amount of $115,000. TVCN is currently operating the Salina system, and will attempt to either develop or sell the system, which broadcasts on 15
TV channels to a base of 418 subscribers.

      San Luis Obispo, California.  The Company leased the
San Luis Obispo, California WCTV station to Wireless
Telecommunications, Inc. ("WTCI") on June 15, 1995.  On
January 1, 1996, WTCI defaulted on its agreements with the
Company, and the Company terminated the lease on February
14, 1996.  On February 28, 1996 the Company filed suit to
repossess the station.   On June 18, 1996 the Sheriff of
San Luis Obispo County repossessed the station on behalf of the Company, and the Company has begun operating the station which broadcasts on 7 channels and has 59 subscribers. The lawsuit has been settled. The terms of the settlement are as follows: TVCN agreed to pay WTCI
$90,000. In return WTCI relinquished all of its claims to the San Luis Obispo WCTV station and agreed to sell the San Luis Obispo BTA to TVCN for $90,000 cash and assumption of the FCC obligation of $362,168.00 payable over 10 years, with interest only payments for 2 years and principal and interest payments for 8 years. FCC approval has been requested for the transfer of the BTA, and the transfer has been placed on Public Notice.


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


Mining Business

     Mining and Energy International Corp./Liberty Hill
Mine

     The Company, through its subsidiary Mining and Energy
International Corp., signed an option agreement with Big
Trees' Trust to obtain the right to develop the Liberty
Hill Mine in Nevada County, California. The extended term of the option expires June 8, 1997, with an additional opportunity to sign a lease for a term of thirty years.
During the option period, the Company is required to pay
$40,000 per month as advance royalty or 15% of the ores mined and sold, whichever is greater. The Company has paid $520,000 in advance royalty to date.

     The Company has begun developing the mine.
Approximately $950,000 of the development budget has been expended to date, to complete the development phase. The company has decided to expand the daily production capacity of the mine to meet the project demand for the sale of Silica. Additionally $330,000 was invested in equipment. Weather conditions have caused delays in completing the development of the mine. Because of such unpredictable conditions, TVCN cannot project with any degree of certainty as to the additional funds needed to complete the development of mine. In addition to gold, the mine operator hopes to produce and sell substantial amounts of silica. The Company is relying on the expertise of Ray Naylor (who is an officer in the Company's Century 21 subsidiary and a beneficiary of the Big Trees' Trust) in developing this mining opportunity.
Initial tests have been run, and the results are encouraging.



Total Revenues

     The total revenue for the quarter ended December 31, 1996 was $584,197 as compared to $553,889 during the quarter ended December 31, 1995 and for the three quarters ended December 31, 1996 was $2,014,779 as compared to $3,423,851 for the three quarters ended December 31, 1995.
The decrease was due to the note payoff and the recognition of the deferred gain from the sale of the Washington D.C. station, during 1995.

Operating Expenses

Total operating expenses for the three and nine months ended December 31, 1996 are $1,213,654 and $3,289,165 as compared to $739,374 and $1,713,067 for the three and nine months ended December 31, 1995. The increases in expenses of $474,280 and $1,576,098 are summarized as follows:

                            Three Months     Nine Months

Increase in Salaries
  and Wages                 $  244,735    $    557,674
Increase in Programming
  Fees                          13,144          31,473
Increase in General &
  Administrative Expense       125,630         758,046
Increase in Depreciation
  and Amortization              56,288         158,027
Increase in Interest
  Expense                    $  34,483      $   70,878

NET (INCREASE) IN TOTAL
  EXPENSES                   $ 474,280     $ 1,576,098
                             =========     ===========

The increase in salary & wages and expenses is due to the increased time spent in developing new areas of operations and defending the lawsuit. The increase in general & administrative expenses are due to development of the Liberty Hill Mine, the costs of operating the Salina and SLO systems, and the development costs for other business opportunities.

Net Gain

The net income after income tax estimate for the three and nine months ended on December 31, 1996 was $<639,469> and $<1,362,220> as compared to $<111,291> and $1,026,470 during the three and nine months ended December 31, 1995.
The decreased income during the first three quarters ended
December 31, 1996, is due to the note payment and the recognition of revenue from the sale of cable operations in Washington D.C. during 1995. The higher operating costs also contributed to the losses in 1996.


Income Taxes

See page 9 "Income Tax" note.

Estimated income taxes are calculated at 40% for both federal and state obligations.

Liquidity and Capital Resources

     The Company initially financed its growth through loans and the sale of stock. The Company will finance its future growth primarily from the sale of domestic operations.

     To date, the Company has not engaged in any debt financing. Instead, it has relied on individual or group investments. The company's cash flow for the nine months ended December 31, 1996, and December 31, 1995 are summarized as follows:


                          December 31,    December 31,
                             1996            1995
                           Unaudited       Unaudited
Cash Flow From Operating
Activities                 <1,368,961>       <434,766>
Cash Flow From Investing
Activities                     699,109       1,493,782
Cash Flow From Financing
Activities                   <291,414>       <599,259>
Cash - Beginning of Period $ 1,517,449     $ 1,091,396
                           ___________     ___________

Cash - End of Period      $    556,183     $ 1,551,153
                          ============     ===========

     The sales of the Denver, Colorado, Washington, D.C., and Detroit, Michigan systems for approximately $17.5 million with a resulting gain of $15.5 million are expected to adequately cover the Company's current liabilities along with allowing the Company develop other wireless cable TV markets in the United States and explore other business opportunities domestically and internationally.

     Currently, the Company has $ 1,564,319 in long term debt which is primarily for the purchase of the TVCN corporate headquarters building in Denver, Colorado, and for the Basic Trading Area rights purchased during the FCC
BTA Auction.

     The Company's current assets and liabilities are $
5,890,863 and $ 4,469,114 respectively. The Company's cash position is such that management anticipates no difficulty in its ability to meet its current obligations.
The company currently has $2,364,513 of investments in government securities.

     During fiscal year 1993, the Company raised
$1,000,000.00 in equity investment by sales of its common stock. The President, a shareholder, and a Director, have advanced loans to the Company totaling $1,171,146. No equity transactions have occurred in 1996.

Accounts Receivable and Payable

The decrease in notes receivable, and accounts payable as of December 31, 1996, is due mainly to the payment of invoices and receipt of note payments.

Advance from Stockholders

During the period from March 31, 1996 to December 31,
1996, the Company repaid advances from stockholders totalling $191,756.

Subscriber Deposits

The purchasers of the Denver and Detroit stations limited the subscriber deposits assumed by purchasers to $50,000 and $114,000, respectively. TVCN is responsible for subscriber deposits above these amounts.

PART II.     OTHER INFORMATION

ITEM 1.  Legal Proceedings

     (A)  Shareholder Class Action Suit
     TVCN is a defendant in a class action suit entitled
Merton Frederick, et.al. v. TVCN, et.al. more fully discussed in the Company's latest 10-KSB filed on June 30, 1996. The class of plaintiffs has been certified by the court, and fact discovery has been completed. Motions for summary judgment have been filed by the Company, but are still pending. No date has been set for the trial. TVCN is vigorously defending the case.

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

ITEM 3.  Default Upon Senior Securities
     None.

ITEM 4.  Submission of Matters to a Vote of Security
Holders
     No matters were submitted for a vote of
securityholders of the Company during the third quarter ended December 31, 1996.

ITEM 5. Other Information
     None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TV COMMUNICATIONS NETWORK, INC.


Date: February 14, 1997     /ss/Omar A. Duwaik
                            Omar A. Duwaik
                            PRESIDENT/CEO


                            /ss/Dennis J. Horner
                            Dennis J. Horner
                            VICE PRESIDENT/TREASURER


SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TV COMMUNICATIONS NETWORK,



Date: February 14, 1997      /ss/Omar A. Duwaik
                             Omar A. Duwaik
                             PRESIDENT/CEO

                             /ss/Dennis J. Horner
                             Dennis J. Horner
                             VICE PRESIDENT/TREASURER