Form 10KSB
period 1997-03-31
TV COMMUNICATIONS NETWORK INC
filed 1997-06-19
CIK 819802

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10KSB
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended March 31, 1997

Commission file number  0-18612


TV COMMUNICATIONS NETWORK, INC.
(Name of small business issuer in its charter)

Colorado                                     841062555
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification
                                                 No.)

10020 E. Girard Avenue, Suite 300,
Denver, Colorado	                                 80231
(Address of principal executive offices		(Zip Code)

Issuers telephone number, including area code (303) 751-2900

Securities registered pursuant to Section 12 (b) of the Act:

                                     (Name of
                                    each exchange
(Title of each class)             on which registered)

Common Stock		                     None

Securities registered pursuant to Section 12 (g) of the Act: None

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  x    No _____

     Check here if there is no disclosure of delinquent filers in response to
Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB. [x]

    Issuers operational revenues for its most recent fiscal year ending March 31, 1997, were $1,146,144.

    The aggregate market value of the issuers voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock as of May 23, 1997, is $ 719,491 (based on 3,997,174 shares and on average of bid and asked prices of $0.18).

    The number of shares outstanding of each of the issuers classes of common equity as of June 4, 1997: 17,981,133 shares of common stock

Transitional Small Business Disclosure Format (check one):
Yes       No  x

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

     The WCTV industry was portended in 1974 when the first commercial TV station broadcasting on the microwave spectrum began operating in New York. By 1980 the Federal Communications Commission ("FCC") had authorized a total of 131 commercial microwave TV stations, and these stations had an estimated 725,000 subscribers. In most instances, these pre-WCTV microwave stations provided payDTV service to the public, although they were also used for data transmission, educational and nonDpay TV purposes. Prior to 1983 the FCC limited commercial microwave TV stations to the MDS ("Multipoint Distribution Service") band (i.e., 2150 to 2162 MHz). The stations were thus limited to one or two TV channels. The majority of these stations were in uncabled metropolitan areas and other markets where cable TV services were not available. As cable TV services were introduced to more uncabled areas, the number of MDS-only stations declined as subscribers began to switch to cable TV because of the severe limitation on the number of channels an MDS-only station could carry.

     The WCTV industry was created in 1983 when the FCC began licensing WCTV stations to broadcast multiple TV channels per station on microwave frequencies. The WCTV frequency spectrum is now divided by the FCC into groups of frequencies such as MMDS ("Multichannel Multipoint Distribution Service"), ITFS ("Instructional Television Fixed Service"), OFS ("Operational Fixed Service"), as well as the MDS band previously available. MMDS, MDS, and OFS frequencies are licensed to commercial entities for commercial use, while ITFS frequencies are licensed to educational institutions for educational, instructional and cultural TV programs. However, educational institutions are allowed to lease any excess capacity on their ITFS channels to commercial entities for commercial use. A television station that employs MMDS, MDS, OFS and/or leased ITFS microwave TV channels to broadcast cable TV programming to subscribers for monthly fees is referred to as a WCTV station.

     The FCC regulates the construction, operation, and reporting requirements of WCTV stations, which transmit from 4 to 33 analog TV channels of programming and have a range of 25 to 50 miles from the transmitting station. With new digital equipment coming to the marketplace, each 6MHz channel will be able to deliver up to six different TV programs. The costs involved in digital transmissions is very prohibitive now, but as demand increases, these costs should become more affordable. A WCTV station can deliver a variety of signals, including subscription television, data, and other related entertainment and communications services. WCTV station subscribers capture the microwave signals by means of a specially designed partial parabolic antenna. The captured microwave signals are then converted to frequencies recognizable by a standard television set.

Wireless Cable Operations

     Salina, Kansas. On June 17, 1994 TVCN leased the WCTV station in Salina, Kansas to Midas Media of Salina, Inc. (Midas). On September 13, 1995 Midas filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court. As part of its bankruptcy proceeding, Midas decided to sell all of its assets, and TVCN was the successful bidder in the bankruptcy court. TVCNs bid was $200,000 in cash and a waiver of all its claims against Midas, which claims totaled approximately $115,000. The bankruptcy court approved the sale of all of the assets of the Salina station to TVCN free and clear of all encumbrances on March 12, 1996. TVCN is currently operating the Salina station. The Salina operation broadcasts on 15 channels to a base of 435 subscribers and has three employees. Zenith scrambling equipment was introduced into the Salina head-end equipment in November and December, 1996, each subscribers household received a new descrambler (set-top converter), and the Company added ESPN, Showtime and Flix to its programming package.

     Mobile, Alabama. The Companys Mobile, Alabama license is operated by Mobile Wireless TV. For the use of this license the Company received a cash payment of $100,000, and a promissory note in the amount of $100,000. The note was paid on May 22, 1997. In addition, the Company receives a transmission fee which is the greater of $2,000 per month; $0.50 per subscriber per month; or two percent of the gross monthly revenues of the station.


     Woodward, Oklahoma. The Companys Woodward, Oklahoma license is the fifth license acquired by the Company from MDA, Inc., an affiliated company. The other four licenses are those of Salina and Hays, Kansas; San Luis Obispo, California; and Mobile Alabama. The Woodward station was leased to Pioneer Telephone Cooperative at the rate of $1,000.00 per month, which lease expired on March 31, 1997. Since then, the Company temporarily leased the station to a non-affiliated entity at the rate of $500.00 per month for a period of one year.

     San Luis Obispo, California. The Company leased the San Luis Obispo, California WCTV station to Wireless Telecommunications, Inc. ("WTCI") in 1995. In January 1996 WTCI defaulted on its agreements with the Company. The Company repossessed the station in June 1996 and has been operating it since that time. As part of the settlement with WTCI, WTCI conveyed all of its assets in the San Luis Obispo station to the Company, and the Company agreed to purchase the San Luis Obispo Basic Trading Area ("BTA") from WTCI. The purchase price for the BTA was $452,168. Of this amount $90,000 was paid in cash, and $362,168 was paid in the form of the Company's assumption of an obligation in that amount payable to the FCC over 10 years, with interest only payments for the first two years and principal and interest payments for the final eight years. The FCC approved the transfer of the BTA on May 23, 1997, and the Company is in the process of applying for six additional channels in San Luis Obispo. In addition, the Company purchased the rights to all three of the H channels for a total of $20,000 and is awaiting FCC approval of the transfer of these channels. Currently, the Company is broadcasting on seven channels to 59 subscribers in the San Luis Obispo area.

     Other Stations.  The Company also owns a WCTV station in Hays, Kansas.
In cooperation with its affiliate, Multichannel Distribution of American, Inc.
(MDA) the Company has constructed four channel WCTV stations in Myrtle Beach, South Carolina; Quincy, Illinois; Rome, Georgia; and Scottsbluff, Nebraska. None of these stations has been leased.

     In addition, in an effort to expand its concentration of WCTV stations in the West Virginia and Pennsylvania areas, the Company has applied for five vacant channels in the Scranton/Wilkes-Barre/Hazelton BTA and has made a bid in the amount of $500,000 on a WCTV station in Wheeling, West Virginia, where the Company owns the BTA.

The FCC Spectrum Auction

     From November 13, 1995 to March 28, 1996 the FCC conducted an auction of a certain portion of the microwave spectrum used by WCTV stations. In this auction the FCC divided the country into Basic Trading Areas (BTAs), according to certain geographic WCTV markets. The successful bidder on each BTA acquired the right to obtain the licenses for all parts of the commercial WCTV spectrum in the BTA which were not already under license. In order to qualify to participate in the auction, each bidder was required to pay an up-front payment to the FCC. The Company's up-front payment was $300,000 with a small business bidding credit of $400,000.

     The FCC conducted the auction as an electronic simultaneous multiple round auction through a specially prepared automated auction software program. The auction closed after 181 rounds. Sixty-seven auction participants made successful bids on one or more BTAs. CAI Wireless Systems, Inc. was the largest participant in terms of dollar volume, purchasing 32 BTAs for $48.8 million. Heartland Wireless Communications, Inc. purchased the most BTAs, acquiring 93 BTAs for a total of $19.8 million.

     The Company was the successful bidder on the following 12 BTAs:
Clarksburg-Elkins, Fairmount, Logan, Morgantown, West Virginia; Steubenville, Ohio/Wheeling, West Virginia; Dickinson and Williston, North Dakota; Scranton-Wilkes Barre-Hazleton and Stroudsburg, Pennsylvania; Scottsbluff, Nebraska and Watertown, New York. The CompanyOs net bid was $1,276,000 (taking into account the 15% Osmall business credit TVCN received). This made TVCN the tenth largest participant in terms of the number of BTAs acquired, and the 22nd largest participant in terms of dollar volume. The total amount outstanding on this obligation is $1,020,445, which the Company is financing over ten years as described in the notes to the CompanyOs financial statements. The Company has not yet finalized its plans with respect to development of WCTV stations in these BTAs, and there is no assurance that the Company will have sufficient resources to develop such stations.

Sale of WCTV Stations

     Detroit, Michigan

     In 1994 the Company sold its WCTV station in Detroit, Michigan to Eastern Cable Networks of Michigan, Inc. ("ECNM"), a subsidiary of ECNC. The consideration received by TVCN was $11,000,000.00 payable as follows: (1) a deposit of $250,000; (2) $2.25 million cash at closing; (3) $500,000 90 days after closing; (4) up to $2.0 million payable as a function of ECNMs ability to successfully expand its services; (5) $500,000 nine months after closing; and (6) a $5.5 million promissory note secured by a lien upon the entire station.

     On August 30, 1995, ECNM sold the Detroit station to a subsidiary of Peoples Choice TV ("PCTV"). In September 1995 the Company filed a lawsuit in the District of Columbia Superior Court seeking damages and to set aside the transaction on the grounds that it violated the agreement pursuant to which TVCN sold the Detroit station to ECNM in 1994. On January 12, 1996 the parties settled the lawsuit effective December 31, 1995. Pursuant to the settlement, the Company released ECNC from all liability and consented to PCTVs assumption of the note secured by the Detroit station (the Original Detroit Note). In return, ECNC and PCTV paid the Company $614,120 in cash; PCTV assumed the Original Detroit Note; and one of PCTVs wholly-owned subsidiaries executed a second note (the Additional Detroit Note) in favor of the Company in the amount of $2.15 million. As of March 31, 1997 the total outstanding deferred purchase price of the Detroit station was $4,414,035, consisting of the $2,070,535 principal balance of the Original Detroit Note and the $2,343,500 principal balance of the Additional Detroit Note. Due to the uncertainty of collection, the receivable has been written down by $1,742,301.


     Denver, Colorado

     In December 1993 the Company sold its Denver, Colorado WCTV station to American Telecasting, Inc. ("ATI"), of Colorado Springs, Colorado. The gross purchase price was determined pursuant to a contractual formula to be $6,073,500. After adjustments, the net purchase price was $5,868,434, payable as follows: (1) $250,000 at execution of the sales agreement (2) $1,500,000 at closing (3) $250,000 30 days after closing, and (4) the balance of $3,868,634 is payable at eight percent (8%) interest in monthly interest only payments for the first year, $50,000 per month plus interest for the second year, $125,000.00 per month plus interest for the third year, $83,333 per month plus interest for the fourth year, and $64,036.50 per month plus interest for the fifth year.

     After the closing a dispute arose between the Company and ATI concerning a number of post-closing contractual price adjustments. On October 2, 1995 ATI and the Company settled this dispute, and pursuant to the settlement agreement ATI paid the Company $47,500, and the parties released one another from all liabilities, except ATI is still liable to the Company for the promissory note secured by the Denver station. As of March 31, 1997 the outstanding principal amount of this note was $1,518,435.

Mining Business

     Mining and Energy International Corp./Liberty Hill Mine

     The Company's subsidiary, Mining and Energy International Corp. ("MEICO"), entered into an option agreement with Big Trees Trust to obtain the right to develop the Liberty Hill Mine in Nevada County, California. Big Trees Trust is controlled by Ray Naylor, who is also one of two beneficiaries of the trust. Mr. Naylor is an officer of the Company's Century 21 Mining, Inc. subsidiary, and the Company is relying on his expertise in developing the mine.

     MEICO has an option to lease the mine for 30 years. Originally, the option for the mine was to expire on December 8, 1996. However, due to torrential rainfall in the area construction of the mine was delayed for many months. Therefore, the option was extended to June 8, 1997 and then extended again to December 7, 1997. The original option also required MEICO to pay Big Trees Trust a fee of $500,000 to exercise the option. However, due to the additional advance royalties that have been paid because of the delays in bringing the mine into operation, the $500,000 option payment has also been delayed, by mutual consent.

     As of May 28, 1997 the processing plant at the mine has been constructed and is ready to be placed into operation as soon as sufficient overburden has been removed from over the ore-bearing channel. Due to the torrential rains mentioned above, the subsurface soil is saturated with water. Because of the difficulty in determining when the subsurface soil will be dried sufficiently to commence operation, it is extremely difficult to predict with any certainty
the date when the mine will be fully operational.   When the mine is fully
operational MEICO hopes to produce economic quantities of gold and silica. Initial tests have been run and the results are encouraging. There can be no assurance, however, that economic quantities of minerals will be produced from the mine.

     Under the terms of the option, as amended, MEICO is responsible for paying the out-of-pocket costs of bringing the mine into operation. In addition to these out-of-pocket expenses MEICO must pay Big Trees Trust a non-refundable advance against royalties of $40,000 per month (or 15% of the ores mined and sold, whichever is greater). As of March 31, 1997 MEICO had expended a total of $1,239,009 in out-of-pocket expenses to bring the mine into operation. In addition to these expenses, MEICO has paid Big Trees Trust a total of $640,000 in advance royalties. Thus the total of expenditures of all kinds through March 31, 1997 was $1,879,009. The mining expenditures are currently averaging about $140,000 per month. Mr. Naylor has agreed to allow MEICO to use all of his mining equipment necessary to bring the mine into operation and to supervise the development of the mine at no additional charges.

     Century 21/Mountain House Mine

     The Company acquired a controlling interest in Century 21 Mining, Inc. in December 1989. Century 21's principal asset is the Mountain House Mine. The mine is not yet in operation. The status of this mine has not changed since the last fiscal year. For more information, see the companys previous annual reports, which are incorporated by reference.

     Reema International Corp.

     Reema International Corp. (Reema) is a wholly-owned subsidiary of TVCN incorporated to explore for and develop business opportunities in the oil and gas industry. Specifically, Reema is in the business of developing projects designed to convert natural gas into transportation fuels (Gas Conversion Project).

     A Gas Conversion Project represents a significant step forward into the next generation of technology for the production of transportation fuels. To date, transportation fuels such as diesel, kerosene and gasoline have been produced primarily from petroleum. However, as petroleum reserves have declined, replacement and development costs have increased; and as market demand has increased and environmental regulations have become more stringent, the production of transportation fuels from natural gas has become more economically attractive. In response, Reema has initiated a project to produce premium-grade diesel, kerosene and gasoline pool material from natural gas and is in the process of selecting the best location for building its first facility. When a site has been selected, the process plant design and construction will take approximately three years.

     The Gas Conversion Project will use proven technologies to produce approximately 10,000 barrels per day (bpd) of transportation fuels from 100 million standard cubic feet per day (mmscfd) of natural gas. The principal process involved utilizes the Fischer-Tropsch technology which has undergone more than seven decades of research, development and production. This technology was used to produce transportation fuels in Germany during World War II and remains in continuous commercial use today. Currently, it is being used to make transportation fuels from both coal and natural gas feedstocks. Diesel fuel produced by this process has no sulfur, no aromatics, a high cetane number, and a higher combustion rate (is faster starting) than conventionally produced diesels.

     The demand for clean diesel is substantial now and growing rapidly in Europe, Asia and the United States. Meeting the higher quality standards and stricter environmental regulations generally requires expensive modifications and additions to conventional refineries using petroleum feedstock. Products from the proposed Gas Conversion Project represent an economical alternative for meeting the new standards. In addition, refiners and blenders can use these products as premium-value blending stock in refineries, thereby allowing the expanded use of less environmentally acceptable products without additional processing. In many cases this use will allow refineries to avoid costly capital expenditures for upgrading petroleum derived products. Initial market analyses indicate significant premiums will be paid for transportation fuels derived from natural gas. Preliminary evaluations of the technology, capital cost, operating cost and product revenues have been completed by Reema. Information from prospective licensors who have actual operating experience with this technology has been utilized in these evaluations. The economics are based on a plant that will produce 10,000 barrels per day of product and cost $275 million (U.S.) to design, construct and put into operation.

     Total investment requirements for the project are estimated at $275 million, including costs for working capital, spare parts, licenses, start-up, escalation and interest during construction. Reema anticipates funding 70% by borrowed funds and 30% by equity participation. The debt portion may be obtained as supplier credits, bond issues, bank loans or from other sources. It is anticipated that the equity portion will be obtained from program participants including Reema, and potentially the gas supplier, licensor(s), engineering and construction contractor(s), product customers and other investors. There can be no assurance that sufficient financing will be obtained.

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

     Reema's day-to-day operations are managed by its Senior Vice President, Glen Clark. Mr. Clark has over 44 years experience, both domestic and international, in the process industry. His expertise includes operations, technical, quality control, environmental/regulatory issues, project development, and marketing. He has a BS in chemical engineering from Pennsylvania State University and a MBA from New York State University. Mr. Clarks prior experience includes positions as manager of the Environmental Department at Ford Bacon & Davis Technologies, Inc., manager of the Engineering and Design Drafting group of Gulf Interstate Engineering, manager of world wide operations at M.W. Kellogg, and manager of synfuel project activities at Bechtel Petroleum. Prior to joining Bechtel Mr. Clark spent 27 years with Allied Chemical Corporation, where he progressed from an entry level shift foreman to vice-president of the company.

Internet Business Opportunities

     On February 16, 1996 the Company incorporated its wholly-owned subsidiary, Planet Internet Corp. as an Internet Service Provider (ISP). Planet provides internet service to subscribers. During the first year of testing and operation Planet concentrated its efforts on local individual accounts. Recently, Planet has begun concentrating on commercial accounts and expanding its services nationwide.

     Individual dial-up subscribers are charged an average of $19.95 per month per subscriber with a certain discount for a paid-up yearly subscription. Planet offers a wide range of services to commercial accounts for as little as $50.00 per month for dial-up subscribers to as high as $350.00 per month per subscriber for accounts with high speed digital modems and other internet services. As of May 30, 1997, Planet had 785 subscribers.

     As of March 31, 1997, Planet Internet has purchased internet equipment worth $124,741, and has spent $255,871 for the development of its internet services. On May 7, 1997, Planet has placed a purchase order of $746,445 worth of internet equipment.


Middle East Investment Authorization

     At a special meeting of the Company's board of directors held on December 13, 1995, Omar Duwaik was authorized to explore investment opportunities in the Middle East. Mr. Duwaik was authorized to enter into such agreements as were necessary and to invest in a holding company on behalf of the Company if he deemed such an investment to be in the best interests of the Company. To date Mr. Duwaik has explored numerous investment opportunities. However, none have met the criteria he has established for making such an investment. Therefore, although Mr. Duwaik was authorized to commit up to $3 million, no funds have been expended to date pursuant to the boards authorization. Pursuant to its general policy of seeking shareholder approval of major investments, the Company will seek shareholder approval of any investment made pursuant to this authority.


Jordanian Communications Company

     The Jordanian Communications Company (JCC) was incorporated by a Jordanian group representing three banks in Jordan and is headed by a former Jordanian minister. JCCs primary purpose is to provide data communications services to banks and commercial entities. Through extensive lobbying efforts Mr. Duwaik was able to secure TVCNs participation in JCC, and the Company made a $179,826 investment. No contracts have been awarded. TVCN has received a refund of the entire amount of $179,826. No further investment is anticipated.

Convention Network 96

     In 1996 the Company invested $138,115 in Convention Network 96, LLC
(CN96). CN96, which was managed by Jay Fetner and Christine Dolan, was organized to establish a convention channel for guests staying in hotels serving the Republican National Convention in San Diego and the Democrat National Convention in Chicago. Mr. Fetner and Ms. Dolan were unable to obtain any sponsorship revenues for the project and the Company lost its entire investment.


Qatari WCTV Station

     In 1992 the Company received a contract from Qatari Government Telecommunications Corporation (Q-Tel) to build a WCTV station in Doha, Qatar and train operations personnel. The Company built the station in 1993, and a provisional acceptance certificate for the station was issued on August 14, 1993. Through May 1996 TVCN personnel assisted in the management and operation of the station and trained Qatari personnel. TVCN has guaranteed the supply of all compatible equipment and spare parts that may be needed for the maintenance, and refurbishment of the equipment, and the continuation of the WCTV operation without interruption over a period of 10 years. The Qatari Wireless cable system was awarded Cable Operator of the Year honors at the CABSAT 95 (cable and satellite exhibition).

Business of Issuer

Principal Services and Markets

     The Company owns MMDS licenses in Mobile, Alabama, San Luis Obispo, California, Salina, Kansas, and Hays, Kansas. The Companys MMDS license in Mobile is leased to an independent WCTV operator. The Company constructed stations in Myrtle Beach, South Carolina; Quincy, Illinois; Rome, Georgia; Woodward, Oklahoma and Scottsbluff, Nebraska under authority from MDA.

     Currently, the only WCTV stations the Company is operating are in the Salina, Kansas and San Luis Obispo, California areas. The Company is leasing its Mobile, Alabama license as well as the Woodward, Oklahoma license (under authority from MDA). The company has had inquiries concerning the leasing of the channels in Quincy, Illinois; Scottsbluff, Nebraska; Hays, Kansas and Mytrtle Beach, South Carolina.

     The Company offers its services to private homes, apartments and commercial properties including stores, bars, restaurants, office buildings, and hotels/motels.

Distribution Methods

     In any given market, the number of channels a WCTV station is able to offer to its subscribers is limited by the number of WCTV channels available to the operator (including any channels leased from other licensees) and the terms of the leases under which leased channels are used. In addition, the nature of the subscribers receiving equipment and the availability of funds for the necessary capital investment affects the quality of the stations services.

     The so-called head-end equipment at a WCTV broadcast station typically includes satellite receiving equipment, descramblers, transmitters, encoders (scramblers), combiners, waveguides and omnidirectional or cardioid antennae located at the tower site in each location. Television programming, received via satellite at each broadcast facility, is retransmitted over microwave frequencies in a scrambled mode over the WCTV channels owned or leased by the WCTV operator. The signal is received by the subscribers reception equipment. The scrambled signal is then decoded at each television outlet by an authorized settop converter.

     Subscriber reception equipment typically consists of a television antenna designed to provide reception of VHF/UHF offair programming (provided as an option to consumers), a microwave receive antenna (about 27 tall and 18 wide), a downconverter, a settop converter (descrambler and channel selector) and various other component parts.

Competition

     The Company competes for viewers with the television networks, independent television stations and other video suppliers such as cable television, satellite television program services, Direct Broadcast Satellite
(DBS) and video cassettes.

     The most common source of competition to a WCTV station is traditional cable television. Most cable television systems are able to offer a greater number of channels to their audiences than most WCTV stations. In addition, most cable television systems supply some programming that is not available on WCTV stations, including a wide range of advertiser supported and subscription supported video programming services. New compression technology is presently being tested which could allow WCTV operators to offer many more channels by compressing more than one TV channel of programming onto each licensed channel. However, the same technology is being developed for cable usage and DBS usage, so the effect of the technology cannot be predicted with certainty at this time. In addition, there is no certainty that deployment of such technology for any of its present or future stations will be within the Companys financial capacity.

     Other sources of competition include low power television stations and direct satellite to home transmissions (DBS). Wireless and traditional cable communication systems face substantial competition from alternative methods of distributing and receiving television signals and from other sources of entertainment such as movie theaters and home video rentals.

     Finally, in most areas of the country, including areas served by the Company, off air programming can be received by viewers who use their own antenna. The extent to which a WCTV operator competes with off air programming depends upon the quality and quantity of the broadcast signals available by direct antenna reception compared to the quality and diversity of the operators WCTV programming.

     Advances in communications technology and changes in the marketplace are constantly occurring. Thus, it is not possible to predict the effect that ongoing or future developments might have on the cable communications industry. The ability of the Companys systems to compete with present, emerging and future distribution media will depend to a great extent on obtaining attractive programming. The continued availability of sufficient quality programming may in turn be affected by the developments in regulation or copyright law. In addition to management and experience factors, which are material to the Companys competitive position, other competitive factors include authorized broadcast power allowance, number of leased channels, access to programming, and the strength of local competition. The Company competes with a great number of other firms in all phases of its operations, many of which have substantially greater resources than the Company.

Agreements with Program Suppliers

     A WCTV operator can offer its subscribers a broad range of television programming, including popular channels like ESPN, CNN, WTBS, DISCOVERY, LIFETIME, CNBC, WGN, NICKELODEON, WWOR, A&E, USA, CMTV, MTV, SCOLA, SHOWTIME, as well as the local ABC, NBC, CBS, FOX, Warner Brothers TV and United Paramount Network and FOX affiliates, PBS stations, independent stations, and local UHF channels. The Company has agreements with World Satellite Network to provide certain programming for its Salina and San Luis Obispo stations, and directly with the programming sources ESPN, The Family Channel and the Nashville Network.


Patents, Trademarks and Licenses

     The Company owns MMDS licenses in Mobile, Alabama, San Luis Obispo,
California,  Salina, Kansas, and Hays, Kansas.   All licenses issued by the
FCC are subject to renewal. The Company has also constructed stations in Myrtle Beach, South Carolina, Quincy, Illinois, Rome, Georgia, Woodward, Oklahoma , and Scottsbluff, Nebraska under authority from MDA, an affiliate which holds the MMDS licenses for these stations.

     In addition, the Company successfully bid on twelve Basic Trading Areas
(BTAs) in the recent FCC auction of a portion of the microwave spectrum (see FCC Spectrum Auction herein). The Company received these 12 BTA licenses in October of 1996 with grant dates of August 16, 1996 and build out dates of August 16, 2001. The company applied for the transfer of the San Luis Obispo, California BTA license and received FCC approval of the transaction on May 23, 1997.

     The Companys wholly-owned subsidiary, Planet Internet Corporation, recently registered the trade names fun.edu and TVCN.NET with the Colorado Secretary of State (see Internet Business Opportunities herein).

The Company holds no patents.

Governmental Regulation/FCC Licensing

     The licenses of the Company are not subject to regulation by any state or local government. However, the WCTV portion of the Companys activities are subject to FCC regulations. The Companys ability to continue providing WCTV programming is dependent upon continued FCC qualification of the Company as the licensee (or lessee) of the channels comprising such system. In any given market the microwave broadcast spectrum is divided into 33 channels. These channels are further divided into groups as follows:

Channel Group                  No. of Channels
_____________                  _______________

A Group                               4
B Group                               4
C Group                               4
D Group                               4
E Group                               4
F Group                               4
G Group                               4
H1, H2, and/or H3                     3
Channel 1                             1
Channel 2 (or 2A)                     1

Total                                33




      Of the 33 channels in this part of the spectrum a commercial WCTV operator can own directly the licenses for the eight MMDS channels (groups E and F), the OFS channels (H1, H2 and/or H3) and the MDS channels (1 and 2 or
2A). This allows a WCTV operator to directly own up to thirteen (13) channels. In addition, the FCC has authorized educational licensees of ITFS channels (groups A, B, C, D and G) to lease their excess capacity for commercial use, including subscription television service.

     Broadcasting licenses for WCTV facilities are granted for a maximum period of ten years, and are renewable upon application. Prior to the expiration of a license, the licensee must submit an application for renewal of the license evidencing that the licensee has been complying with the FCCs rules and regulations. While there can be no assurance that renewal of a license will be granted, historically, such licenses have been renewed if the licensee has complied with the FCCs rules and regulations for the operation of the facilities, as well as the rules relating to the types and nature of transmission equipment.

     From time to time legislation may be introduced in Congress which, if enacted, might affect the Companys operations. Proceedings, investigations, hearings and studies are periodically conducted by Congressional committees and by the FCC and other government agencies with respect to problems and practices of, and conditions in the subscription TV industry.

     On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 (the Act), the most sweeping overhaul in the 60 year history of the Communications Act. The Act does not completely replace the older law, but rather deletes some parts, adds new ones and augments others. The Acts primary purpose is to open the entire range of telecommunications services to greater competition and cross service providers. The Act is not completely self-executing, however, so the FCC must enact regulations to implement the Acts provisions.

     Two actions taken by the FCC as a result of the Act are particularly important to the Companys ongoing business in the wireless cable industry. First, the FCC has proposed a rule that would preempt the local zoning regulation of MMDS antennas, thus allowing the placement of antennas in areas in which they had been prohibited. The rule would establish a rebuttable presumption that state or local regulations are unreasonable if they affect the installation, maintenance or use of MMDS antennas. The FCC has also streamlined its ITFS application process by delegating processing authority to the FCC staff. As many WCTV systems rely on leasing excess ITFS channel capacity, the new procedures should benefit the wireless cable industry by making more such licenses available.

     On March 14, 1997 over 100 industry participants submitted a proposal to the FCC for a petition for rulemaking. The petition suggests some sweeping changes, such as: 1)allowing an operator to cellularize transmissions within its market; 2) allowing neighboring operators to police their own borders to prevent unwanted interference, with the FCC being called in only if such co operation fails; 3) allowing an operator the right to turn a channel or parts of a channel around for two way communications; 4) allowing an operator to put all required educational programming on any channel within a system instead of on a certain channel licensed to the educator; and 5) allow that if an operator sets up some twenty transmission points within its market that the sum of the output power of all twenty transmitters does not exceed the authorized power of the original license.

     The information contained under this section does not purport to be a complete summary of all the provisions of the Communications Act and the rules and regulations of the FCC thereunder, or of pending proposals for other regulation of MMDS stations and related activities. For a complete statement of such provisions, reference is made to the Communications Act, and to such rules, regulations and pending proposals thereunder and are incorporated herein by reference.

Employees

     As of March 31, 1997, the Company had  35 employees.

Capital

     Providing television programming requires substantial initial capital outlays. While contracts with respect to providing such services are intended to have terms sufficient to provide for the recovery of the Companys investment, together with a favorable return on its investment, the Companys continued expansion is largely dependent on its ability to raise capital for the costs of any of its new business endeavors.

     Since inception, the Company financed its capital and operating cash requirements through loans and advances from the Companys president, other shareholders, and the sale of common and preferred stock. The Company is now considering different debt financing options. There is no certainty that the Company will be able to obtain all required financing.


Summary

     The most dominant business about which financial information is presented elsewhere in this report is the construction, sale, lease and operation of WCTV stations. The principal service is the providing of subscription TV programs to commercial and private subscribers. The method of distribution is by over the air microwave signals. The leasing of MMDS and other microwave TV channels is essential to this business. The practice of the Company relating to working capital is to have an adequate amount of inventory and in particular the receiving equipment for the installation of new subscribers. The Companys competitive position is second to the cable TV operators. The Companys principal methods of competition includes lower price, better service, and product performance (better picture quality). Another advantage is the ability of the microwave signal to reach subscribers in areas not economically feasible for the cable TV operators. Increasingly, satellite television program services are competing with the Company. The negative factors include a lesser number of channels and consequently a lesser number of programs. As disclosed above, the Company is also involved in other business opportunities, including mining, internet, and gas conversion projects.

Item 2.	DESCRIPTION OF PROPERTIES.

     The Company retains ownership of substantially all system equipment necessary to provide its services to subscribers. Such system equipment includes all reception and transmission equipment located at the tower (i.e., the head-end equipment), reception equipment located at each subscriber location (i.e., subscriber equipment) and related computers, diagnostic equipment and service vehicles and facilities. The Salina, Kansas system equipment is valued at $417,617. The Companys WCTV facilities are, in the opinion of management, suitable and adequate by industry standards.

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

(1) TVCN is the Defendant in a class action suit by two shareholders of TVCN filed on April 2, 1994 in the United States District Court for the District of Colorado under Case No. 94 D 837. MERTON FREDERICK, as Trustee of the M&M Frederick, Inc. Profit Sharing Plan, f/k/a M&M Frederick, Inc. Defined Benefit Pension Plan; and F.S. WORKMAN; on Behalf of Themselves and All Others Similarly Situated, are the Plaintiffs, and the Defendants are TV COMMUNICATIONS NETWORK, INC., TVCN OF MICHIGAN, INC., TVCN OF WASHINGTON, D.C., INC., INTERNATIONAL INTEGRATED SYSTEMS, TVCN INTERNATIONAL, INC., INTERNATIONAL EXPORTS, INC., OMAR DUWAIK, JACOB A. DUWAIK, KENNETH D. ROZNOY, SCOTT L. JENSON, AND SCOTT L. JENSON, P.C.

     The Plaintiffs allege that the Company incorrectly stated the value of its assets. The class action suit alleges that had the financial condition of TVCN been fully and fairly disclosed to the Plaintiffs and other shareholders they would not have purchased TVCN securities. On March 8, 1996 the court certified a class, and notice to the class has been sent. Defendants have filed three motions for summary judgment on different issues. One motion has been denied and the other two are pending. Discovery has been conducted in the case, and the Company is vigorously defending the case. A trial date has been set for May 11, 1998.

(2) The Company knows of no other material litigation pending, threatened or contemplated, or unsatisfied judgment against it, or any proceedings in which the Company is a party. The Company knows of no legal actions pending or threatened or judgments entered against any officers or directors of the Company in their capacity as such in connection with any matter involving the Company or the business.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS.

     No matters were submitted for a vote of security holders of the Company during the fourth quarter of the fiscal year ended March 31, 1997.

P A R T   II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder
Matters.

     The Company's common stock has traded on the over the counter market
(OTC) since January 11, 1988. As of March 31, 1997 there were seven stock brokerage firms making a market in the Companys common stock. The high bid and low asked prices of the common stock of the Company have been as follows:


Quarter Ending         Low Ask             High Bid
                      Per Share            Per Share
                      __________           __________

 3/31/95               .13                      .02
 6/30/95               .10                      .05
 9/30/95               .08                      .03
12/31/95               .06                      .02
 3/31/96               .07                      .02
 6/30/96               .75                      .06
 9/30/96               .19                      .13
12/31/96               .13                      .06
 3/31/97               .17                      .08



     The above quotations reflect inter dealer prices, without retail mark up, mark down, or commission and may not necessarily represent actual transactions.

     As of March 31, 1997, there were 2,067 record holders of the Companys common stock.

     The Company has not paid cash dividends on its common stock and does not anticipate paying cash dividends for the foreseeable future. The Company anticipates that all earnings, if any, will be retained for development of the Companys business.


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


Conversion of Preferred Stock

     Class C Preferred Stock. Class C Preferred Stock is non cumulative. Holders of Class C Preferred Stock are entitled to receive non cumulative dividends of up to six percent (6%) per annum from the net profits of the Company, when and if declared by its Board of Directors. The conversion rate is two shares of Class C Preferred Stock for one share of Common Stock. A thirty day (30) notice was given as required to holders in a call for redemption by the Company, during which thirty day (30) period the holders of Class C Preferred Stock are entitled to convert their Preferred Stock into Common Stock. The Company had issued 400,000 Class C Preferred Shares to MDA (a company related by virtue of having several mutual stockholders, officers and directors), including Omar Duwaik in exchange for Transmission Equipment and MDA requested the conversion the conversion of its Class C Preferred Stock. The Company issued 200,000 Restricted Common Shares to MDA on May 29, 1997. Another 380,000 Class C Preferred Shares were issued to AT&I ( a company related by virtue of having mutual stockholders, officers and directors), including Omar Duwaik as partial payment for the acquisition of the Companys Headquarters Building. The headquarters building had a fair market value of $930,000 and the Company assumed a $550,000 mortgage. AT&I requested the conversion of its Class C Preferred Stock and the Company issued 190,000 Restricted Common Shares to AT&I on May 29, 1997.

     Class D Preferred Stock. The Class D Preferred Stock is convertible into common stock of TVCN at the rate of one Class D Preferred Share for one Common Share of TVCN, provided that such conversion is not made for a period of four
(4) years from October 1991; and holders of Class D Preferred Stock shall be entitled to receive non-cumulative and non-participating dividends from TVCNs net profits at the rate of up to nine percent (9%) when and if declared by TVCN.

     In 1991, the Company made a successful bid on certain assets and businesses of Microband together with MDA, an affiliated company substantially owned and controlled by TVCNOs president, in addition to having some mutual officers and directors. When TVCN and MDA became the successful bidders, it was partially due to the fact that MDA had collateralized the bid with a number of licenses. The Company issued 4,864,000 Class D Preferred Shares pursuant to the asset acquisition from Microband. Consequently, when the opportunity came to buy back the TVCN preferred stock from Microband for $152,000, it was mutually agreed that MDA should derive the benefit from the discount as consideration for its part in making the winning bid. TVCN received the assets and businesses for its part. The Class D Preferred Stock was recorded at the repurchase price. MDA requested this preferred stock to be converted into common stock, and the company issued to MDA 4,864,000 Restricted Common Shares on May 29, 1997.

Item 6. Managements Discussion and Analysis of Financial Condition and Results of Operations.

     The total primary operating revenue for 1997 was $1.1 million compared to $1.2 million in 1996. The decrease is due to the lower interest income despite higher revenues from operations. The net income for 1996 was a loss of $959,000 compared to again of $512,000 last year. Expenses for 1997 were $4.8 million compared to $3.8 million in 1996. The difference was primarily due to expenses for developing the mine.

     Salaries and wages were $1,368,000 in 1997 compared to $742,000 in 1996. Staffing has increased due to the re acquisition of the Salina and San Luis Obispo systems, operations relating to the Internet, and developing the Liberty Hill Mine.

SUMMARY INCOME STATEMENT
HIGHLIGHTING NET OPERATING INCOME
BEFORE INTEREST, DEPRECIATION & AMORTIZATION

                              1997              1996
                              ____              ____

Revenues                 $1,146,144           $1,195,368

Operating expenses       $4,108,282           $3,364,863
                        $(2,962,138)         $(2,169,495)


Interest, depreciation and
amortization before gain on
the sale of cable operations
and cumulative effect of a change
in accounting method     $  690,857             $404,724


OPERATING LOSS          ($3,652,995)          ($2,574,219)
                      ==============        ==============

     This table shows the effect of operating expenses on net income, interest expense and the non cash items, depreciation and amortization. This presentation is not an alternative to GAAP operating income as an indicator of operating performance, but will show net operating income before nonDcash items and interest.

     As set forth in the attached audited financial statements, the assets of the Company at the end of March, 1997 were $12,419,656. Similarly, the Company's revenues for the foregoing fiscal years of 1996 and 1997 were $1,195,368 and $1,146,144, respectively. The operating revenue decreased by $49,224 from 1996 to 1997, due primarily to lower revenues from lower interest income despite higher revenues from Operations. The revenues were generated from channel lease fees, the subscriber fees from the wireless operations, the subscriber fees from Internet operations, and interest income from the notes receivable and investments. The foregoing operating activities during fiscal years 1996 and 1997 resulted in losses of $2,574,219 and $3,652,995 respectively. The decrease represents the recognition resulting from the payment in full of the note for the sale of the Washington, D.C. station. The gain recognized on the sale of operations for fiscal year 1996 and 1997 was $3,589,919 and $2,343,043, respectively.

Liquidity and Capital Resources

     The business of the Company requires substantial capital investment on a continuing basis and the availability of a sufficient credit line or access to capital financing is essential to the CompanyOs continued expansion. The Companys cash flows for the years ended March 31, 1997, and 1996, are summarized as follows:

                                March 31          March 31

Cash Provided By (Used In)      1997              1996
_________________________     ________          _________

   Operations              $(2,599,654)       $(2,049,974)

   Investing activities     $ 1,911,102        $ 2,719,968

   Financing activities    $  (337,912)       $  (243,941
                           ------------       ------------

   Net increase (decrease)  $(1,026,464)       $   426,053
                           ============       ============


     The sale of the Denver, Colorado, Washington, D.C., and Detroit, Michigan, systems for approximately $17.5 million with a resulting gain of $15.5 million are expected to adequately cover the Company's current liabilities along with helping the Company develop other wireless cable TV markets in the United States, and explore other business opportunities domestically and internationally.

     Currently, the Company has $1,617,731 in long term debt which is primarily for the purchase of the TVCN corporate headquarters building in Denver, Colorado and the purchase of 12 BTAs from the FCC (see FCC Spectrum Auction herein).

     The Company's current assets and liabilities are $4,887,506 and $3,329,340 respectively. The Companys cash position is such that management anticipates no difficulty in its ability to meet its current obligations.

Cash Investments

     The president and a shareholder have advanced loans to the Company totaling $1,013,700. No equity transactions occurred in 1996 or 1997.


Income Tax Developments

     Since its inception the Company has incurred operating losses through March 31, 1997, which include certain accrued expenses that are not deductible for tax purposes until paid. The Company has net operating loss carry forwards available to offset future year taxable income. The following summarizes these losses.



                   Net Operating
                Loss Carry Forward          Year of Expiration
                -------------------     ------------------

As of March 31,
1997              $2,950,000                  2009


Inflation:

     Inflation did not significantly impact the Companys operations in the periods discussed above since many of the costs incurred by the Company are fixed in nature.


Selected Financial Data:

Year ended
March 31:             1997                  1996
                      ____                  ____

Revenues            $1,146,144           $1,195,368


Net income
(loss)              $(959,079)             $512,387

Per
Share:

Net income
(loss)                 ($.05)                 $.03
At year end:

Total
assets           $12,419,656           $15,287,790

Plant and
Equipment,
net               $3,265,350           $2,543,499

Current
assets            $7,136,684           $6,560,906

Total
liabi-
lities            $7,700,974           $9,610,028

Long term
debt              $1,518,165           $1,510,240

                  cont. below         cont. below

Year ended
March 31,             1995                1994
---------             ----                ----

Revenues         $1,592,475            $4,503,078

Net income       $  777,439            $2,256,961

Per
Share:

Net income
(loss)                $.04                   $.13

Total
assets           $14,168,587          $20,664,798

Plant and
Equipment,
net               $2,064,733           $1,226,090

Current
assets            $8,785,659           $3,482,585

Total
liabi-
lities            $9,003,212          $16,276,862

Long term
debt              $  512,560          $   662,728

                 cont. below           cont. below

Year ended
March 31,           1993
----------          ----

Revenues           $ 8,287,517

Net income        $(2,342,374)

Per
Share:

Net income
(loss                  $(.13)

Total
assets             $7,185,002

Plant and
Equipment,
net                $3,028,571

Current
assets                   -

Total
liabi-
lities            $5,054,027

Long term
debt                $528,082

     The Company has not paid cash dividends on its common stock and does not anticipate paying cash dividends for the foreseeable future. The Company anticipates that all earnings, if any, will be retained for the development of the Companys business.

Capitalization

     The capitalization of the Company as of March 31, 1997 is as set forth in the following table and as more detailed in the attached audited financial statement:

Description          March 31, 1997      March 31, 1996
___________          _______________     ______________
                                                          Stockholders
Equity
(Deficit):

Common Stock              $9,016              $9,016


Preferred Stock         $960,813            $960,813


Additional Paid
In Capital            $6,575,211          $6,575,211


Deficit
accumulated         $(2,826,358)        $(1,867,279)
                   _____________        ____________

Total
Stockholders
equity                $4,718,682          $5,677,761
                     cont. below         cont. below





Description                 March 31, 1995
___________                 ______________

Stockholders
Equity
(Deficit):

Common Stock                      $9,016

Preferred Stock                  960,813

Additional Paid
In Capital                    $6,575,211

Deficit
accumulated                 $(2,379,665)
                            ____________

Total
Stockholders
equity                        $5,165,375


Forward Looking Statements

     Certain oral and written statements of management of the Company included in the Form 10 KSB and elsewhere may contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations. The forward looking statements included herein and elsewhere are based on current expectations that involve judgments which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. In particular the assumptions assume the collectibility of the notes receivable from the sale of cable operations, the ability to produce a salable product from the conversion of natural gas to petroleum products, and the profitable mining of ores from the Liberty Hill Mine, the ability to develop the BTAs and markets in which to operate them, satisfactory resolution of legal maters, and economic, competitive and market conditions for the Companys business operations. Although the Company believes that the assumptions are accurate, there can be no assurance that the forward looking statements will prove to be accurate.
In light of the significant uncertainties inherent in the forward looking statements, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the company will be achieved.

Item 7. Financial Statements and Supplementary Data.

     The consolidated financial statements of the Company are filed under this Item, and are included herein by reference.

Item 8. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.

     On March 31, 1997, the Company signed an engagement letter with the auditing firm of Ehrhardt, Keefe, Steiner & Hottman, P.C. of 7979 East Tufts Avenue, Suite 400, Denver, CO 80237 (EKSH or Auditor) (Telephone Number:
(303) 740-9400; Fax Number: (303) 740-9009.) EKSH also audited the Companys financial records for fiscal years 1996, 1995, 1994 and 1993. The Auditor agreed to audit the Companys financial records for fiscal year 1997 and assist the Company in the preparation of the Companys Annual Report on Form 10 KSB.

     A representative(s) of the firm will be available at the annual meeting to respond to any questions and make a statement.

     The accountants report on the financial statements for the fiscal years 1994, 1995 1996 and 1997 contained no adverse opinions, disclaimers of opinion, or qualifications as to uncertainty, audit scope, or accounting principles.

P A R T   III

Item 9.     Directors and Executive Officers.

     The following sets forth the name, age, salary and business experience for the last five years of the directors and executive officers of TVCN as of March 31, 1997. Unless otherwise noted, the positions described are positions with the company or its subsidiaries.

Name           Age   Position                Period Served

____           ___   ________                _____________

Omar A. Duwaik  53  Chairman of the Board, 1987 to present
                        Chief Executive
                        Officer and
                        President(1)

Armand DePizzol 65  President, Alert       1989 to present
                        Systems and CEO of
                        National Direct Connect
                        Corp.; since 1986
                        Director (2)


Dennis J. Horner 50 Vice President         1994 to present
                        Treasurer,
                        Director(1)


(1) Mr. Omar Duwaik also serves in the same capacities in each of the Company's wholly owned subsidiaries; TVCN of Washington, D.C., Inc. (1991 to Present); TVCN of
    Michigan,Inc. (1991 to present); TVCN  of Kansas, Inc.
    (1996), TVCN of California, Inc. (1996), International
    Exports, Inc.(1992 to present), Integrated Systems
    (1993 to present), Mining Energy International, Inc.
    (1995 to present), Reema International Corp. (1993 to present); and Planet Internet. (1996)

    Mr. Dennis Horner also serves in the same capacities in the Company's wholly owned subsidiaries.

(2) Armand DePizzol became a director of the Company in September of 1989.

The Company is not aware of any filings on Forms 3 or 4.

     All directors hold office until the next annual shareholders meeting or until their successors have been elected and qualified. Vacancies in the existing board are filled by majority vote of the remaining directors. Officers of the Company are appointed by the board of directors. Omar Duwaik and Dennis Horner are employed by the Company on a full time basis. Omar Duwaik should be considered a founder and parent of the Company (as such terms are defined by the Securities Act of 1933).

     Omar Duwaik, has been the President, CEO and Director of TVCN since its inception in 1987. Mr. Duwaik has been involved in the telecommunications, aerospace and electronic industries for the past 20 years. In 1980, Mr. Duwaik joined Multichannel Distribution of America (MDA), Inc. in Denver as its president. In 1983, MDA submitted 413 MMDS applications to the FCC, of which 71 were granted to MDA, with no competition, and through a lottery process, about forty more conditional licenses were granted by the FCC. For MDA, Mr. Duwaik constructed the first MMDS station in San Luis Obispo, CA. Under his direction, three more MMDS stations were constructed in Kansas and Alabama. Mr. Duwaik received a B.S. Degree in Electrical Engineering, and a B.S. Degree in Computer Science and an M.S. Degree in Electrical Engineering Communications from Oregon State University in 1971. Mr. Duwaik owns 10,023,356 shares of common stock of TVCN, and also owns the majority of MDA,
an affiliated company.   Mr. Duwaik is employed on a full time basis with the
Company and is compensated at the rate of $108,157 a year.

     Dennis J. Horner Vice President of Finance, Controller, Director, and Treasurer. Mr. Horner joined the Company in February, 1994. Mr. Horner received his Bachelor of Science Degree in December, 1970, from Metropolitan State College. Mr. Horner received his Master of Business Administration from the University of Colorado in December, 1974. Mr. Horner continued his education at the University of Colorado from September, 1977 to June, 1980 majoring in accounting. Mr. Horner became a Certified Public Accountant in the State of Colorado in 1983. Mr. Horner also studied at the Colorado School of Mines from September, 1965, to June, 1968. Mr. Horner has twenty years working experience. He has four years experience as assistant controller and five years as controller for Ryan Murphy, Inc., BCS, Inc., and American Medco. Mr. Horner is employed on a full time basis with the Company and is compensated at the rate of $50,791 per year.

     Armand L. DePizzol President of Alert Systems and CEO of National Direct Connect Corp. Mr. DePizzol has been a director since 1989. Mr. DePizzol holds an M.A. in Economics and a B.S. in Business Administration. He was President of American Technology & Information, Inc. (AT&I) from 1984 to 1987 and was in charge of all operations for that company. Prior to that, Mr. DePizzol spent seven years overseas with the International Department of City Bank of New York. During this period he conducted extensive credit and operational examinations of some thirty foreign bank branches. Mr. DePizzol was also employed by the Federal Reserve Bank. He was the first bank examiner to uncover a major defalcation in the international department of a foreign bank branch located on the West Coast. He acted as a consultant to the First of Denver Bank, currently First Interstate Bank. Mr. DePizzol is also a financial advisor. Recently, he directed the growth of a transportation company from nine units to more than forty units within a six month period.
He has helped obtain financing for several turn around companies and he also holds various patents.

Item 10. Executive Compensation.

     The following table sets forth the cash remuneration paid or accrued by the Company and its subsidiaries for services to the Company in all capacities during the fiscal year ended March 31, 1997, to (i) each of the two most highly compensated officers of the company, and (ii) all executive officers of the Company as a group (includes compensation only for those periods of the fiscal year ended March 31, 1997, for which each such individual was an executive officer). Following are the salaries of individuals who are officers receiving a salary from the Company:

                       Capacities                 Cash
Name of Individual    in Which Served         Compensation
___________________   _______________         ____________

Omar Duwaik          Chairman of the Board of     $108,157
                     Directors, President and
                     Chief Executive Officer

Dennis J. Horner     Vice President, Treasurer,    $50,791
                     Director


Barry K. Arrington   Vice President, General       $70,000
                     Counsel


Stock Option Plan

     The Company has in effect an incentive Stock Option Plan and has reserved a total of 2,000,000 shares of the Companys common stock for issuance pursuant to the plan, designed as an incentive for key employees, and for acquisitions of business opportunities, and is to be administered by the compensation committee of the board of directors, which selects optionees and determines the number of shares subject to each option. The plan provides that no option may be granted at an exercise price less than the fair market value of the shares of the common stock of the Company on the date of grant. Fair market value is determined by calculation of an average of the highest and lowest sale prices of the stock, as reported by a responsible reporting service the committee may select. The committee is also empowered to determine fair market value in such other manner as is deemed equitable for purposes of the plan. The committee expects to determine fair market value in accordance with quotations of share prices maintained by the market makers in the Companys shares, if any. Unless otherwise specified, the options expire five years from date of grant and may not be exercised during the initial one year period from date of grant. Thereafter, options may be exercised in whole or in part, depending on terms of the particular option. The board of directors has not selected the compensation committee. As of March 31, 1997, no options under this stock option plan were issued. The total number of shares allocated to the plan is 2,000,000.

Compensation Pursuant to Plans

     No compensation was paid to executive officers pursuant to any plan during the fiscal year just ended, and the Company has no agreement or understanding, express or implied, with any officer or director concerning employment or cash compensation for services.


Other Compensation

     For the fiscal year ended March 31, 1997, executive officers received reimbursement of out of pocket expenses incurred on behalf of the Company.

Compensation of Directors

None.

Item 11.     Security Ownership of Certain Beneficial Owners and
             Management.

     The following table sets forth certain information regarding the beneficial ownership of common stock by each director and nominee and by all directors and officers of the Company as a group and of certain other beneficial owners of more than 5% of any class of the Companys voting securities as of March 31, 1997. The number of shares beneficially owned is deemed to include shares of common Stock which directors or officers have a right to acquire pursuant to the exercise of options within sixty days of March 31, 1997. Each such person has sole voting and dispositive power with respect to such securities.

Name and Position with TVCN,    Amount of
or Name and Address of          Beneficial    Percent
Greater-than 5% Holders*        Ownership1    of Class
___________________________    __________     ________

Omar A. Duwaik:
Chairman of the Board of
Directors, President and
Chief Executive Officer        10,023,356     55.74%

Dennis Horner:
Vice President, Treasurer
and Director                        1,000      0.01%

All officers and
directors as a group
(Three in number)              10,024,356     55.75%

Taher M. Aldweik**
12483 E. Cedar Circle
Aurora, CO  80012                 950,233      5.29%

CEDE & Company
Box 20
Bowling Green Station
NY, NY  10004                   1,937,524     10.77%

Total as a Group
(Five in Number)               12,912,113     71.81%


*All information refers to common stock.
**Taher Aldweik is a brother of Omar A. Duwaik.

     1On May 29, 1997 MDA became greater than a 5% Shareholder of TVCNs Common Stock by converting its Preferred Stock to Common. As of that date the total outstanding shares of TVCN Common Stock was 23,235,133. MDA holds 5,892,571 shares of TVCN Common Stock, representing a 25.36% interest. MDA is substantially owned and controlled by Omar Duwaik, its President. See Conversion of Preferred Stock on Page 13.

Item 12.	Certain Relationships and Related Transactions.

     The assignment from MDA to TVCN of four channel licenses in San Luis Obispo, California; Mobile, Alabama; Salina, Kansas and Hays, Kansas was approved by the FCC, and the FCC has transferred the licenses to TVCN.

P A R T   I V

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8 K.

     The audited financial statements as of March 31, 1997, and March 31, 1996, are attached hereto.

                                                     Page
                                                     ----
Independent Auditors Report . . . . . . . . . . . .   F-1

Financial Statements
Consolidated Balance Sheet as of March 31, 1997 . .   F-2

Consolidated Statement of Operations for years ended:
March 31, 1997, & 1996  . . . . . . . . . . . . . .   F-3

Consolidated Statement of Stockholders Equity for years ended:  March 31,
1997, & 1996  . . . . . . . . . . 	F-4

Consolidated Statement of Cash Flows for years ended:
March 31, 1997, & 1996  . . . . . . . . . . . . . .   F-5

Notes to Consolidated Financial Statements. . . . .   F-6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  June 17, 1997


TV COMMUNICATIONS NETWORK, INC.



                          By:
                          Omar A. Duwaik
                          President/CEO/Chairman of the Board




                          By :
                          Dennis J. Horner
                          Treasurer/Vice President/Director




                          By:
                          Armand DePizzol
                          Director

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  June 17, 1996


TV COMMUNICATIONS NETWORK, INC.



                         By:  ss/ Omar A. Duwaik
                         Omar A. Duwaik
                         President/CEO/Chairman of the Board




                         By:  ss/ Dennis J. Horner
                         Dennis J. Horner
                         Treasurer/Vice President/Director




                         By:  ss/ Armand DePizzol
                         Armand DePizzol
                         Director





Revision 2

TV COMMUNICATIONS NETWORK, INC.
AND SUBSIDIARIES

Consolidated Financial Statements
March 31, 1997










                          Table of Contents


	                                             Page
                                                   ____

Independent Auditors' Report . . . . . . . . . .  F - 1
Consolidated Financial Statements

Consolidated Balance Sheet . . . . . . . . . . .  F - 2

Consolidated Statements of Operations. . . . . .  F - 3

Consolidated Statement of Changes in
Stockholders' Equity . . . . . . . . . . . . . .  F - 4

Consolidated Statements of Cash Flows. . . . . .  F - 5

Notes to Consolidated Financial Statements . . .  F - 6





INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
TV Communications Network, Inc.
Denver, Colorado



     We have audited the accompanying consolidated balance sheet of TV Communications Network, Inc. as of March 31, 1997 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TV Communications Network, Inc. at March 31, 1997 and the results of their operations and their cash flows for each of the two years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.




Ehrhardt Keefe Steiner & Hottman PC
May 30, 1997
Denver, Colorado


TV COMMUNICATIONS NETWORK, INC.
AND SUBSIDIARIES

Consolidated Balance Sheet
March 31, 1997

Assets


Current assets


Cash and cash equivalents                    $490,985

Investments                                 1,589,831

Accounts receivable, net of allowance
for doubtful accounts of $42,000               27,727

Inventory                                     107,028

Current portion of notes
receivable (Note 8)                         1,381,427

Deferred income taxes (Note 6)              1,215,517

Other current assets                           74,991
                                            ---------
Total current assets                        4,887,506

Property and equipment - net (Note 2)       1,265,350

Other assets

Notes receivable (Note 8)                   2,919,829

License agreements - net of accumulated
amortization of $652,212 (Note 3)           1,239,075

Other assets (Note 9)                         107,896
                                            ---------
Total other assets                          4,266,800
                                            ---------
Total assets                              $12,419,656
                                          ===========

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable                            $329,976

Accrued expenses                             722,276

Current maturities of
long-term debt (Note 3)                       99,566

Deferred gain (Note 8)                     1,077,273

Income taxes payable (Note 6)                 61,409

Advances from stockholder (Note 3)         1,013,700

Subscriber deposits                           25,140
                                           ---------
Total current liabilities                  3,329,340




Long-term liabilities


Long-term debt (Note 3)                    1,518,165

Long-term deferred gain (Note 8)           2,801,723

Deferred income taxes (Note 6)                51,746
                                           ---------
Total liabilities                          7,700,974
                                           ---------

Commitments and contingencies
(Notes 3, 4 and 5)                             -

Stockholders' equity (Notes 5 and 14)


Class A preferred stock, $1 par value;
none issued or outstanding                    -


Class B preferred stock, $1 par value;
28,813 shares issued and outstanding        28,813

Class C preferred stock, $1 par value;
780,000 shares issued and outstanding      780,000

Class D preferred stock, $1 par value;
4,864,000 shares issued and outstanding    152,000

Common stock, $.0005 par value;
100,000,000 shares authorized, 17,981,133
shares issued and outstanding                9,016

Additional paid-in capital               6,575,211

Accumulated deficit                    (2,826,358)
                                       -----------
Total stockholders' equity               4,718,682
                                       -----------
Total liabilities and
stockholders' equity                   $12,419,656
                                       ===========

See notes to financial statements.
F-2

TV COMMUNICATIONS NETWORK, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations

Years Ended
March 31,
----------                     1997           1996
                               ----           ----

Revenues (Note 11)



Lease income (Note 4)        $363,296       $230,557

Interest income               519,340        874,488

Other revenue                 263,508         90,323
                             --------      ---------
Total revenue               1,146,144      1,195,368
                            =========      =========


Operating expenses

General and administrative  2,579,049      3,056,976

Mine development costs
(Note 4)                    1,529,233        307,887

Depreciation and
amortization                  461,583        218,833

Interest expense              229,274        185,891
                            ---------     ----------
Total expenses              4,799,139      3,769,587
                            =========     ==========

Operating loss            (3,652,995)    (2,574,219)


Gain on sale of cable
operations Note 8)         2,343,043      3,589,919
                         -----------    -----------

(Loss) income before
income taxes             (1,309,952)      1,015,700

Income tax expense
(benefit) (Note 6)

Current                      85,556        142,706
Deferred                  (436,429)        360,608
                        -----------    -----------

Net (loss) income        $(959,079)       $512,386
                        ===========    ===========

(Loss) income per weighted average share of common stock

Primary                     $(0.05)          $.03
                            =======          =====
Fully diluted               $(0.05)          $.02
                            =======          =====

Common shares and common share equivalents outstanding

Primary                 17,981,133     17,981,133
                        ==========     ==========

Fully diluted           17,981,133     23,249,540
                        ==========     ==========

See notes to consolidated financial statements.
                                   F - 3

TV COMMUNICATIONS NETWORK, INC.
AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders' Equity
For the Years Ended March 31, 1997 and 1996

                   Preferred Stock           Common Stock
                  ---------------            ------------
                 Shares      Amount      Shares	   Amount	           ------
------      ------    ------
Balances at
March 31,
1995         5,672,813     $960,813    17,981,133   $9,016

Net income for
the year ended
March 31, 1996       -              -           -           -

Balances at
March 31,
1996         5,672,813       960,813   17,981,133    9,016

Net (loss) for
the year ended
March 31, 1997      -              -            -           -

Balances at
March 31,
1997         5,672,813      $960,813   17,981,133   $9,016
                       cont. below           cont. below

                Additional
                Paid In         Accumulated
                Capital         (Deficit)          Total

Balances at
March 31,
1995          $6,575,211      $(2,379,665)      $5,165,375

Net income for
the year ended
March 31,
1996            -               512,386          512,386

Balances at
March 31,
1996         $6,575,211      $(1,867,279)      $5,677,761

Net (loss) for
the year ended
March 31,
1997            -               (959,079)        (959,079)
             ----------       ------------       ----------
Balances at
March 31,
1997         $6,575,211       $(2,826,358)      $4,718,682
             ==========       ============      ==========

See notes to financial statements.

F-4


TV COMMUNICATIONS NETWORK, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows


                                        Years Ended
                                         March 31,
                                       -------------

                                1997               1996
----               ----

Cash flows from
operating activities

Net (loss) income           $(959,079)          $512,386

Adjustments to reconcile
net (loss) income to net
cash used in operating activities -

Gain on sale of
cable operations           (1,963,043)        (3,589,919)

Loss on sale of
fixed assets                    20,201             -

Depreciation and
amortization                   461,583            218,833

Deferred income taxes        (436,429)            360,591

Write off of
development of mine               -               309,213

Change in certain assets and liabilities -

Accounts receivable            83,889            (55,356)

Inventory                      53,002               9,115

Prepaid expenses and
other current assets           62,664            (39,775)

Other assets                  353,235               (870)

Accounts payable            (360,804)            (60,055)

Accrued expenses              244,555             270,435

Income taxes payable         (70,313)              15,099

Subscriber deposits               685                 329
                             --------             -------
                          (1,640,575)         (2,562,360)
                          -----------         -----------

Net cash flows used in
operating activities     (2,599,654)         (2,049,974)
                          -----------         -----------

Cash flows from investing activities

Payments on notes
receivable                 2,624,903           3,766,427

Net investing activity       597,052            (31,513)

Other assets                    -              (456,126)

Property and equipment
purchases                  (897,667)           (600,137)

Development of mine            -                (71,821)

Purchases of broadcasting
licenses                   (122,986)           (300,180)

Proceeds from advances         -                 413,318
                            --------            --------
Net cash flows provided
by investing activities    1,911,102           2,719,968
                           ---------           ---------

Cash flows from
financing activities

Proceeds from stockholder
advances                    110,477              365,888

Payments on stockholder
advances                  (459,679)            (515,216)

Proceeds from issuance
of long-term debt            44,888             (94,613)

Payments on long-term debt (33,598)                 -
                           ----------           ----------
Net cash flows used by
financing activities      (337,912)            (243,941)
                          ---------           ----------

Net (decrease) increase
in cash and cash
equivalents             (1,026,464)              426,053

Cash and cash equivalents
- beginning of year       1,517,449            1,091,396
                        -----------           ----------


Cash and cash equivalents
- end of year              $490,985           $1,517,449
                        ===========           ==========


Supplemental disclosure of cash flow information
Cash paid during the year for interest was $178,396 (1997) and $191,300
(1996).
Cash paid during the year for income taxes was $15,617 (1997) and $128,597
(1996).

Supplemental disclosure of noncash investing activities
During 1997, the Company acquired equipment valued at $62,500 under a capital lease agreement.
During 1997, the Company capitalized $193,500 of interest receivable and deferred the gain.
During 1997, the Company recognized additional notes receivable on the sale of wireless cable systems of $650,031 and deferred the gain.
During the year ended March 31, 1996, the Company was awarded several Basic Trade Areas (BTA's) by the FCC. $975,556 of the BTA's were financed by the FCC.

See notes to consolidated financial statements.

F - 5

TV COMMUNICATIONS NETWORK, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements


Note 1 - Organization and Summary of Significant Accounting Policies

Organization

TV Communications Network, Inc. (the "Company") is engaged primarily in the business of leasing Wireless Cable TV (WCTV) licenses. In addition, the Company engages in research regarding the conversion of natural gas into alternative fuels, mining for various minerals and metals, providing internet access services, and retail sale of paging equipment and the related access service through its various subsidiaries.

Principles of Consolidation

The Company's consolidated financial statements include the accounts of TV Communications Network, Inc. (TVCN), its wholly-owned subsidiaries International Integrated Systems, TVCN International, Inc., and International Exports, Inc., Mining and Energy International Corp., REEMA International (Note 10), Planet Internet Corp., and its majority-owned stock position in Century 21 Mining, Inc. and Page TVCN, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of cash flow reporting, cash equivalents include certificates of deposit with initial maturities of less than three months.

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

Minority Interest

Minority interest is reflected in consolidation and is the portion of Century 21 Mining, Inc. stock and Page TVCN, Inc. stock that is not owned by the Company. The aggregate losses attributable to the minority interests are in excess of the minority interests investments and accordingly, the Company is recognizing 100% of the operating losses generated.

F - 6

TV COMMUNICATIONS NETWORK, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements


Note 1 - Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company recognizes revenue when it has substantially completed all its obligations and has earned the revenue.

Profits with respect to sale of the Company's Denver Cable operations are being recorded on the installment sale method while profit with respect to the Detroit and Washington D.C. sales are being recorded using the cost recovery method (Note 8).

Net (Loss) Income Per Common Share

Net (loss) income per common share is based on the weighted average number of common shares outstanding inclusive of common stock equivalents. Common stock equivalents included in the computation assumes the conversion of convertible preferred shares for fully diluted purposes in 1996 but does not include the conversion of convertible preferred shares in 1997, as the effect would be anti-dilutive.

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

Concentration of Credit Risk

Cash accounts potentially subject the Company to concentration of credit risk. The Company places its cash with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. At March 31, 1997, there was approximately $312,000 in excess of the federally insured limit.

F-7
TV COMMUNICATIONS NETWORK, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements


Note 1 - Summary of Significant Accounting Policies (continued)

Reclassifications of Prior Year Amounts

Certain amounts from the 1996 financial statements have been reclassified to conform to the 1997 presentation.

Use of Estimates

Preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note 2 - Property and Equipment

The following summarizes the property and equipment:

Land                                            $1,207,926

Office building and improvements                   828,168

Office furniture and equipment                     552,288

Mining equipment                                   398,588

Transmission equipment                             602,209

Transportation equipment                           175,925
                                                ----------
                                                 3,765,104
Less accumulated depreciation                    (499,754)
                                                ----------

Total                                           $3,265,350
                                                ==========







F-8
TV COMMUNICATIONS NETWORK, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements


Note 3 - Long-Term Debt and Stockholder Advances


Long-Term Debt

Mortgage payable in connection with the
purchase of an office building and related
land, maturing July 2000.  Interest at 10%,
with monthly principal and interest payments
of $6,526.  Collateralized by land and
building with a net book  value of $896,208.      $503,125


Note payable in connection with purchase of a
vehicle maturing in 1998.  Interest at 9%,
with monthly payments of $2,383.
Collateralized by the vehicle.                      31,661


Notes payable in connection with the purchase
of several Basic Trade Areas (BTA's) maturing
2006.  Interest at 9.5%.  Debt service began
with quarterly interest payments totaling $24,236,
with principal and interest payments to begin
November 1998 totaling $45,886.                  1,020,445

Capital lease in connection with the purchase
of mining equipment maturing in 1998.  Monthly
payments of $5,000.  Collateralized by the
equipment.                                         62,500
                                                 ---------
                                                       1,617,731
Less current maturities                           (99,566)
                                                 ---------

Long-term debt                                  $1,518,165
                                                ==========

F-9
TV COMMUNICATIONS NETWORK, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements


Note 3 - Long-Term Debt and Stockholder Advances (continued)

The aggregate annual maturities of long-term debt at March 31, 1997 are as follows:

Year Ending March 31,
---------------------
1998                             $99,566
1999                              59,705
2000                             106,396
2001                             572,792
2002                             113,476

Thereafter                       665,796





$1,617,731



Stockholder Advances

Stockholder advances bear interest at 8%. Interest expense on stockholder advances totaled $102,062 (1997) and $100,333 (1996).


Note 4 - Commitments and Contingencies

Leases

The Company leases radio towers with leases expiring through 1997. Total lease expense for the years ended March 31, 1997 and 1996 was $65,819 and $19,480, respectively.

The Company is a lessor of multiple real properties. The lease of the Michigan property commenced on March 16, 1994 and expires April 14, 1999. The remaining operating leases are at the Denver location. Leases commenced in the 1997 fiscal year and expire between 1998 and 2001.



F-10
TV COMMUNICATIONS NETWORK, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements


Note 4 - Commitments and Contingencies (continued)

Leases (continued)

Future minimum lease receipts are as follows:

1998                             $132,634
1999                              127,050
2000                               55,165
2001                               10,766

                                 $325,615
                                 ========


Commitments
-----------

The Company has guaranteed the supply of all compatible equipment and spare parts that may be needed for the maintenance, and refurbishment of the equipment and the continuation of the WCTV operations in Qatar without interruption over a period of ten years, ending in 2006.

Liberty Hill Mine

During the year ended March 31, 1996, a wholly owned subsidiary of the Company entered into a lease agreement with an unrelated Company where it has an option to enter into a 30 year lease to explore and mine certain mining claims held by this unrelated company during term of the lease. The option provides for the greater of $40,000 per month, or 15% of the monthly gold production of the mine. The option terminates upon execution of the lease, default of the option payments, or on December 8, 1996, whichever occurs first. During the year ended March 31, 1997, the option was extended until December 9, 1997.
The lease agreement requires a $500,000 non-refundable advance royalty payment, and a minimum monthly royalty payment of the greater of $40,000, 15% of the monthly gold production of the mine unless the average concentration of gold produced is greater than .03 ounces per short ton, when the share of gold production is increased to 20% of production. In addition, the Company would be required to pay $3.00 per ton for silica and barite sold from the premises.




F-11
TV COMMUNICATIONS NETWORK, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements


Note 4 - Commitments and Contingencies (continued)

Contingencies

The Company is the defendant in a class action suit by a shareholder of TV Communications Network, Inc. The case is in the United States District Court wherein Merton Frederick, on behalf of himself and all others similarly situated is the plaintiff and the defendants are TV Communications Network, Inc., TVCN of Michigan, Inc., TVCN International, Inc., International Exports, Inc., Omar Duwaik, Jacob A. Duwaik, Kenneth D. Roznoy, Scott L. Jenson, and Scott L. Jenson, P.C. The class action suit alleges that had the financial condition of the Company been fully and fairly disclosed to the plaintiff and other shareholders, they would not have purchased TV Communications Network, Inc. securities. The plaintiff is requesting to represent the other shareholders, receive an award for damages plus interest and be reimbursed for attorney fees. The outcome of this litigation is not currently predictable.


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

Class B Preferred Stock

Class B Preferred Stock is participating but non-cumulative stock. The holders of Class B Preferred Stock are entitled to receive non-cumulative dividends from the Company's net profits at the rate of up to nine percent (9%) when and if declared by the Board of Directors. Holders of Class B Preferred Stock are not entitled to receive dividends if profits are not allocated for such distribution by the Board of Directors. Class B holders are entitled to convert their Preferred Stock into Common Stock at the rate of two shares of Class B Preferred Stock for one share of Common Stock, and are given a thirty day (30) notice to convert, if such Preferred Stock is called for redemption by the Company. Pursuant to the Century 21 Mining acquisition, 28,813 Class B Preferred Shares were issued.


F-12
TV COMMUNICATIONS NETWORK, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements


Note 5 - Stockholders' Equity (continued)

Class C Preferred Stock

Class C Preferred Stock is non-participating and non-cumulative. Holders of Class C Preferred Stock are entitled to receive non-cumulative dividends of up to six percent (6%) per annum from the net profits of the Company, when and if declared by its Board of Directors. The conversion rate is two shares of Class C Preferred Stock for one share of Common Stock. Similar to Class B Preferred Stock, a thirty day (30) notice is given to holders of Class C Preferred Stock upon a call for redemption by the Company, during which thirty day (30) period the holders of Class B or Class C Preferred Stock are entitled to convert their Preferred Stock into Common Stock. Other rights and restrictions may apply on any class of Preferred Stock as agreed upon prior to issuance. The Company issued 400,000 Class C Preferred Shares to MDA (a company related by virtue of having several mutual stockholders, officers and directors) in exchange for Transmission Equipment, and 380,000 Class C Preferred Shares to AT&I (a company related by virtue of having several mutual stockholders, officers and directors) as partial payment for the acquisition of the Company's headquarters building. The headquarters building had a fair market value of $930,000 and the Company assumed a $550,000 mortgage (Note
14).

Class D Preferred Stock

The Class D Preferred Stock is convertible into common stock of TVCN at the rate of one Class D Preferred Share for one Common Share of TVCN, provided that such conversion is not made for a period of four (4) years from October 1991; and holders of Class D Preferred Stock shall be entitled to receive non-cumulative and non-participating dividends from TVCN's net profits at the rate of up to nine percent (9%) when and if declared by TVCN. The Company issued 4,864,000 Class D Preferred Shares pursuant to the asset acquisition from Microband (Note 14).

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




F-13
TV COMMUNICATIONS NETWORK, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements


Note 5 - Stockholders' Equity (continued)

Loyalty Shares

The Company has allocated 1,120,000 shares of its common stock for distribution to qualified shareholders. In order to receive these Loyalty Shares, persons that purchase units and/or shares of common stock of the Company on or before five months after the effective date of the Company's prospectus and hold some or all of the units continuously for a period of eight months from the date of purchase, will be entitled to receive, at no additional cost, one share of common stock of the Company for every five units so purchased and continuously held. During the years ended March 31, 1997 and 1996, no shares were issued, and none is expected to be issued, to stockholders under this plan.

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


Note 6 - Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence are not expected to be realized. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset is considered realizable; however, could be reduced in the near term if estimates of future taxable income are reduced. F-14
TV COMMUNICATIONS NETWORK, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements


Note 6 - Income Taxes (continued)

As a result of the sale of operations in 1994, the Company was able to utilize a significant portion of the net operating loss in 1996. Additionally, the Company expects to utilize the remainder of the net operating loss in the next fiscal years.

Deferred taxes are recorded based upon differences between the financial statements and tax basis of assets and liabilities and available tax credit carryforwards. Cumulative temporary differences and carryforwards which give rise to the deferred tax asset for 1997 were as follows:

Net operating loss                        $(2,925,348)

Recognition of gain on
sale of stations                             (172,491)

Alternative minimum tax credit               (113,532)

Shareholder interest and bonus               (202,842)

Depreciation                                   217,973

Other                                          (6,232)
                                            ----------

                                          $(3,202,472)
                                          ============

The net current and long-term deferred tax assets and liabilities in the accompanying balance sheet includes the following deferred tax assets and liabilities.

                                            March 31,
                                              1997
                                            ---------

Current deferred tax asset                  $1,215,517

Current deferred tax liability                  -
                                           -----------
Net current deferred tax asset              $1,215,517
                                           ===========


Long-term deferred tax asset                   $22,365

Long-term deferred tax liability              (74,111)
                                            ----------

Net long-term deferred tax liability         $(51,746)
                                            ==========

F-15
TV COMMUNICATIONS NETWORK, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements


Note 6 - Income Taxes (continued)

The Company has incurred losses, which include certain accrued expenses that are not deductible for tax purposes until paid, since its inception, July 7, 1987, and has loss carryforwards available to offset future taxable income. The Company utilized approximately $0 and $900,000 of the net operating loss in 1997 and 1996, respectively. The Company has net operating loss carryforwards totaling approximately $2,950,000 which expire through 2009.

The following is a reconciliation of income taxes at the Federal Statutory rate with income taxes recorded by the Company.

                                        Years Ended
                                          March 31,
                                        -----------
                                     1997          1996
                                     ----          ----

Computed income taxes at
statutory rate                   $(445,384)    $345,338

State income taxes, net of
Federal income tax benefit         (51,088)      39,612

Section 453A interest                70,842      63,739

Non deductible items and
net operating loss                   74,757      54,625
                                 ----------     -------

                                 $(350,873)    $503,314



Note 7 - Purchase of Mountain House Mine

In 1990, the Company exchanged its preferred shares and/or options for stock representing a 69.12% interest in Century 21 Mining, a Utah corporation whose major asset is the Mountain House Mine. Located in Sierra County, California, the 1,060 acre mine is not yet in operation. Based on the previously reported market value of the mine of $5,000,000, the Company effectuated its purchase by offering Century 21 stockholders their choice of two options. Option A required five shares of $1 par value TVCN preferred stock be issued for each 32 shares of Century 21 stock. Option B was to provide the option to purchase five shares of TVCN common stock for $.37 each in exchange for each 32 shares of Century 21. Most of the stockholders chose Option B. Since the majority of stockholders chose Option B and these options were granted at the market value of the underlying stock on the date of grant, no cost is assigned to this purchase. Involved with the purchase is a lawsuit in which a former officer, claimed to own an additional 2,000,000 shares of the Company Century 21 stock. The matter was settled in the year ended March 31, 1996 resulting in a reduced interest in the Mine by the Company to 54.25%. In addition, during the year ended March 31, 1996, the Company made the decision not to proceed with production, as a suitable operator for the mine could not be found. Accordingly, all costs capitalized to date were expensed because the Company was unable to predict when, if ever, production would begin.

F-16
TV COMMUNICATIONS NETWORK, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements


Note 8 - Sale of Domestic Wireless Cable Operations

During the year ending March 31, 1994, the Company sold three of its domestic wireless cable operations for approximately $5,100,000 in cash and $12,268,000 in notes receivable, due in monthly installments from 1994 through 1998. The sales resulted in a pretax gain of approximately $15,460,000, of which approximately $11,475,000 was deferred at March 31, 1994. On December 31, 1995, the Company entered into a agreement to receive $500,000 cash and an additional $2,150,000 note receivable for the Detroit WCTV System due in 2001. On December 31, 1996, the Company revised this agreement, incorporating $193,500 of unpaid interest into the note receivable balance due in 2001. The Company continually assesses the collectibility of the notes receivable and adjusts the estimated deferred gain accordingly. The estimated deferred gain at March 31, 1997 is approximately $3,900,000.

Long-Term Receivables

Note receivable from Peoples Choice
TV of Detroit, Inc. in connection
with the sale of the Detroit WCTV
System maturing through 2001.
Interest ranging from 8% to 9%; secured
by the assets of the systems.                   $2,671,734


Note receivable (unsecured) from
American Telecasting, Inc. in connection with
the sale of TVCN's Denver cable operations
maturing in 1998. Interest at 8%.                1,518,435

Notes receivable from Midas Media, Inc.
in connection with the lease of certain
FCC licenses, maturing in 1997.  Interest
at 10%, and secured by equipment.                  100,000

Notes receivable - other.                           11,087
                                                 ---------
                                                 4,301,256
Less current portion                           (1,381,427)
                                              ------------
                                                $2,919,829
                                              ============





F-17
TV COMMUNICATIONS NETWORK, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements


Note 8 - Sale of Domestic Wireless Cable Operations (continued)

The aggregate maturities of notes receivable at March 31, 1997 are as follows:

Year Ending March 31,

1998                                    $1,381,427
1999                                       576,329
2000                                         -
2001                                     2,343,500
2002                                         -
                                        -----------

                                         $4,301,256
                                        ===========

Due to the inherent uncertainties in the estimation process, the Company feels that it is reasonably possible that the allowance for notes receivable may be further revised.


Note 9 - Other Assets

During the year ended March 31, 1997, the Company purchased approximately $70,000 of reclamation bonds related to its mine development efforts (Note 4), in addition to the $27,000 purchased in prior years. The bonds are held for the purpose of offsetting the cost of restoration following completion of the related mining efforts. Cost of the reclamation bonds will be amortized over the necessary reclamation period.

Also included is approximately $11,000 of other miscellaneous assets.


Note 10 - REEMA International

REEMA International (REEMA) was incorporated on October 27, 1993 with the primary purpose of converting natural gas into usable petroleum products. On April 1, 1995, the Company purchased 100% of the outstanding shares of REEMA. Accordingly, during the year ended March 31, 1995, the Company considered all expenses of REEMA advances. During the year ended March 31, 1996, the Company consolidated the operations of REEMA consisting of a net loss of approximately $351,000. In addition, the Company wrote off the advance to REEMA recorded on the prior years books, amounting to an additional net loss of approximately $312,000. Operations during March 31, 1997 generated an additional loss of $202,621 and as of that date the Company has limited development efforts pending arrangements to purchase cost efficient raw materials.
F-18

TV COMMUNICATIONS NETWORK, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements


Note 11 - Business Segments

Operating results and other financial data are presented for the principal business segments of the Company for the years ended March 31, 1997 and 1996. Total revenue by business segment includes wireless cable TV (WCTV) station leases and WCTV international station construction contracts, as reported in the Company's consolidated financial statements. Operating profit by business segment is total revenue less cost of sales, where appropriate, and other operating expenses. In computing operating profit by business segment, the following items were considered in the Corporate and Other category: portions of administrative expenses, interest expense, income taxes and any unusual items. Identifiable assets by business segment are those assets used in Company operations in each segment. Corporate assets are principally cash, notes receivable, investments, intangible assets and deferred charges.

F-19


TV COMMUNICATIONS NETWORK, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements


Note 11 - Business Segments (continued)

March 31, 1997

                                        WCTV Station
March 31, 1997   WCTV License           Construction
                   Leases                Contracts
                 ------------           ------------
Lease income      $171,930                $    -
Contract income       -                        -
Other income          -                     263,320
                  --------                ---------
Total revenue      171,930                  263,320

Operating
(loss) profit    $(69,466)                 $188,558

Identifiable
assets         $1,673,727                   $69,342

Depreciation         $833                   $14,020

Capital
expenditures     $326,488                 $(55,481)

March 31, 1996

Lease income     $128,759                  $     -
Contract income   101,798                        -
Other income         -                           -
                 --------                  ----------
 Total revenue    128,759                     101,798
Operating
profit (loss)     $13,752                     $21,458
Identifiable
assets         $1,986,777                     $94,965

Depreciation      $20,987                     $11,592

Capital
expenditures     $300,180                     $   -
                cont. below                 cont. below

March 31, 1996    Natural Gas Fuel          Mining and
                    Conversion             Exploration
                  ----------------         -----------
Lease income            -                       -
Contract income         -                       -
Other income            -                       -
                  ----------------         ------------
Total revenue           -                       -

Operating
(loss) profit       (202,621)                (1,571,122)

Identifiable
assets                77,644                     448,754

Depriciation          13,100                      41,890

Capital
expenditures            -                        325,690

March 31, 1996

Lease income            -                          -
Contract income         -                          -
Other income            -                          -
                     --------                  ----------
Total revenue           -                          -

Operating
profit (loss)        (674,746)                  (307,887)

Identifiable
assets                 43,751                     74,457

Depriciation           17,177                        -
Capital
expenditures           59,335                      74,457
                    cont. below                  cont. below

March 31, 1997
                                           Internet Access
                       Jordan                   Service
                   Communications               Provider
                  --------------            --------------

Lease income            -                            -
Contract income         -                            -
Other income            -                           34,621
                 -------------             ---------------
Total revenue           -                           34,621

Operating
(loss) profit           -                        (221,251)

Identifiable
assets                  -                          117,260

Depriciation            -                            9,482

Capital
expenditures            -                          124,742

March 31, 1996

Lease income            -                             -
Contract income         -                             -
Other  income           -                             -
                 -------------              --------------
Total revenue           -                             -

Operating
profit (loss)        (340,687)                        -

Identifiable
assets                 385,551                        -

Depriciation            -                             -

Capital
expenditures            29,425                        -
                     cont. below               cont. below

March 31, 1997
                        Pager                    Corporate
                        Rental                   and other
                        ------                   ---------

Lease income             -                          -
Contract income          -                          -
Other income            20,500                     655,773
                       -------                     -------
Total revenue           20,500                     655,773

Operating
(loss) profit         (30,514)                 (1,746,579)

Identifiable
assets                  69,294                   9,963,365

Depriciation              -                        382,258

Capital
expenditures            62,334                     236,880

March 31, 1996

Lease income              -                          -
Contract income           -                          -
Other income              -                        979,814
                      ---------                 ----------
Total revenue             -                        979,814

Operating
(loss) profit             -                    (1,286,109)

Identifiable
assets                    -                     12,702,288

Depriciation              -                        169,077

Capital
expenditures              -                        508,741
                    cont. below                cont. below

March 31, 1997

                    Adjustments               Consolidated
                    -----------               ------------

Lease income             -                         171,930
Contract income          -                          -
Other income             -                         974,214
                    -----------                -----------
Total revenue            -                       1,146,144

Operating
(loss) profit            -                     (3,652,995)

Identifiable
assets                   -                      12,419,656

Depriciation             -                         461,583

Capital
expenditures             -                       1,020,653

March 31, 1996

Lease income             -                         128,759
Contract income          -                         101,798
Other income         (15,003)                      964,811
                    ------------                ----------
Total revenue        (15,003)                    1,195,368

Operating
profit (loss)            -                     (2,574,219)

Identifiable
assets                   -                      15,287,789

Depriciation             -                         218,833

Capital
expenditures             -                         972,138

F-20
TV COMMUNICATIONS NETWORK, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements


Note 12 - Significant Fourth Quarter Adjustments

In the fourth quarter for the year ended March 31, 1997, the Company made the following adjustments to the financial statements:

The Company adjusted its deferred gain on sale of cable operations, and decreased the previously reported interest income from the notes receivable related to the purchase for a net increase in income of approximately $2,343,000.


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

F-21
TV COMMUNICATIONS NETWORK, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements


Note 14 - Subsequent Events

Subsequent to year end, the Company converted 400,000 shares of Class C Preferred Stock, previously issued to MDA (a related company), into 200,000 shares of TV Communications Network, Inc. common stock; 380,000 shares of Class C Preferred Stock, previously issued to AT & I (a related company), into 190,000 shares of TV Communications Network, Inc. common stock; and 4,864,000 shares of Class D preferred stock to 4,864,000 shares of TV Communications Network, Inc. common stock (Note 5).

F-22

TV COMMUNICATIONS NETWORK, INC.
AND SUBSIDIARIES


TV COMMUNICATIONS NETWORK, INC.
AND SUBSIDIARIES







F - 1

















TV COMMUNICATIONS NETWORK, INC.
AND SUBSIDIARIES