Form 10QSB
period 1997-06-30
TV COMMUNICATIONS NETWORK INC
filed 1997-08-21
CIK 819802

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                             UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                             FORM 10-QSB




       [X]  Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934
                     For the period ended June 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
41,188,454 shares of the Company's Common Stock ($.0005 par value) were outstanding as of June 30, 1997.

           TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES

                                 INDEX




                                                          Page


PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements:

            Consolidated Balance Sheet as of June 30, 1997
            (unaudited) . . . . . . . . . . . . . . . . .   4

            Consolidated Statement of Operations for the Three
            months ended June 30, 1997
            (unaudited) . . . . . . . . . . . . . . . . .   6

            Statements of Cash Flow for the Three
            months ended June 30, 1997
            (unaudited) . . . . . . . . . . . . . . . . .   7


         Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations  . . . . .  8



PART II.  OTHER INFORMATION  . . . . . . . . . .  . . . .   12



SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . .  13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

             TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                            June 30, 1997 (Unaudited)


                                     June 30, 1997  March 31, 1997
                                      Unaudited
           Current Assets:
              Cash                   $ 2,296,093$     490,985
            Investments                1,230,230    1,589,831
            Accounts Receivable           22,275       27,727
            Prepaid Expenses             209,230       74,991
            Inventory                    107,028      107,028
            Current Portion of Notes     803,784    1,381,427
            Current Portion of Def. Tax  739,517    1,215,517

            Total Current Assets      $5,408,157  $ 4,887,506
                                      ----------    ---------

      Property and Equipment-Net      $3,317,737  $ 3,265,350
                                       ---------    ---------
        Other Assets:
         Notes Receivable           $ 2,727,718  $  2,919,829
         License Agreements - Net     1,550,311     1,239,075
         Other Assets                   112,188       107,896
         Total Other Assets         $ 4,390,217 $   4,266,800
      Total Assets                  $13,116,111 $  12,419,656
                                    ============  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

                               June 30, 1997   March 31,1997
                                Unaudited
Current Liabilities:
      Account Payable           $        268,146   $   329,976
      Accrued Expenses                   573,656       722,276
      Current portion of
      Long-Term Debt                      83,075        99,566
      Current Deferred Gain            1,077,273     1,077,273
      Taxes Payable                       95,254        61,409
      Advance from Stockholders          982,090     1,013,700
     Subscribers Deposits                 24,990        25,140
                                       ---------     ---------
     Total Current Liabilities       $ 3,104,484   $ 3,329,340

Long-term Liabilities:
     Long-term Debt                  $ 1,872,930   $ 1,518,165
     Long-term Deferred Gain         $ 2,473,489   $ 2,801,723
     Deferred Income Tax                  51,746        51,746
                                       ---------     ---------

Total Long-term Liabilities          $ 4,398,165   $ 4,371,634

Stockholders' Equity
     Class A preferred stock, $1 par
     value; none issued or outstanding $     -0-   $       -0-
Class B preferred stock, $1 par
     value; 28,813 shares issued and
     outstanding                         28,813         28,813
     Class C preferred stock, $1 par
     value; 780,000 shares issued and
     outstanding                            -0-        780,000
     Class D preferred stock, $1 par
     value; 4,864,000 shares issued and
     outstanding                            -0-        152,000
 Common Stock, $.0005 par value;
     100,000,000 shares authorized,
     41,188,454 outstanding              20,594          9,016
     Additional Paid in Capital     $ 7,495,633    $ 6,575,211
     Accumulated (Deficit)          <$1,931,578>   <$2,826,358>
                                     ----------      ---------
     Total Stockholders's Equity    $ 5,613,462    $ 4,718,682
                                      ---------      ---------
Total Liabilities and Stockholder's
Equity                              $13,116,111    $12,419,656
                                    ===========    ===========

           TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
               Consolidated Statement of Operations
              Three Months Ended June 30, 1997 (Unaudited)

                                    Unaudited   Unaudited
                                3 Months Ended  3 Months Ended
                                 June 30, 1997  June 30, 1996
                                -------------------------------
Revenue - Operations                $    317,940  $ 243,591
Revenue - Sold Cable
    Operations                           328,233    544,206
Revenue - Sold Station                 2,000,000        -0-
                                       ---------   --------
    Total Revenue                    $ 2,646,173  $ 787,797
                                       =========  =========
Operating Expenses: Profit
     Salaries and Wages                  295,582    255,977
     Programming Fees                     26,180     10,629
     Cost of Goods Sold                   30,439        -0-
     Mine Development                    432,740    262,500
     General and Administration          327,627    230,082
     Depreciation and Amortization       106,704     96,902
  Interest                                56,121     36,941
                                          -------  ---------

     Total Expenses                  $ 1,275,393  $ 893,031
                                       ---------   --------
Income Before Income Taxes           $ 1,370,780 $ <105,234>
                                       --------- -----------

Estimated Income Taxes                   476,000        -0-
                                       ---------- ----------
Income After Income Tax              $   894,780 $ <105,234>

                                      ==========  ==========
Net Income Per Common Share          $       .02 $     <.01>
     Total Outstanding               ===========  ==========

Net Income Per Common share
   Weighted Average                  $      0.04
                                     ===========

           TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
             Condensed Consolidated Statement of Cash Flows
            Three Months Ended June 30, 1997 (Unaudited)

                                         Three Months Ended
                                               June 30

                                   1997 Unaudited 1996 Unaudited
Cash Flow From Operating Activities
Net Income (loss)                       $ 894,780   $<105,234>
Adjustment to reconcile net income (loss)
to net cash used in operating activities
     Depreciation and Amortization        106,614       96,902
Change in certain assets and liabilities
     Accounts Receivable                    5,452       67,489
     Taxes Payable                         33,845       11,915
     Inventory                               -0-       <7,759>
     Prepaid Expenses                   <134,238>      <65,978>
     Accounts Payable                    <61,830>      <70,647>
     Accrued Expenses                  <148, 620>      <18,882>
     Subscriber Deposits                    <151>          -0-
     Deferred Gain                      <328,233>     <163,206>
     Deferred Taxes                  $   476,000           -0-
                                      ----------     ----------
Cash flows used in operating
 activities                          $   843,619    $ <255,220>
                                     -----------    -----------
Cash Flows From Investing
 Activities:
Investments                              359,601      <61,012>
Property & Equipment                    <118,104>     <94,555>
Notes Receivable                         769,753      597,787
Other                                     <4,292>       1,549
                                         --------     --------
Cash Flows provided by
 investing activities              $   1,006,958  $   443,769
                                     ------------  -----------
Cash Flows From
 Financing Activities:
Payments of Stockholder Advances         <31,610>    <114,207>
Long-term Debt                           338,274      164,722
License Agreements                      <352,133>     <37,000>
                                        ---------    ---------
Cash flows used in
     financing activities                <45,469>      13,515
                                         --------    --------
   Net Increase (decrease) In Cash     1,805,108      202,064
Cash - Beginning of Year                 490,985    1,517,449
                                        --------    ---------
Cash - End of Period                 $ 2,296,093  $ 1,719,513
                                     ===========  ===========

          TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
                  Notes to Financial Statements
                 June 30, 1997 and 1996 (Unaudited)

Summary of Significant Accounting Policies

The summary of the Company's significant accounting policies are incorporated by reference from TV Communications Network, Inc., Annual Report on Form 10!KSB dated June 30, 1997 for Fiscal Year ended March 31, 1997.

The accompanying unaudited consolidated financial statements include the accounts of TV Communications Network, Inc., and its wholly-owned subsidiaries. All material and inter-company accounts and transactions have been eliminated in consolidation.

Interim Unaudited Financial Statements

Information with respect to June 30, 1997, and June 30, 1996, and the periods then ended have not been audited by the Company's independent auditors, but, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of the Company. The results of operations for the three months ended June
30, 1997, and June 30, 1996, are not necessarily indicative of the results of the entire fiscal year.

The preparation of the interim report is based on the same accounting standards, and the statements are in conformity with Generally Accepted Accounting Principles (GAAP). Management believes there are no material misstatements.

Earnings Per Share

Net income per common share is based on the weighted average number of 22,940,855 and 17,981,133 common shares outstanding for 1997 and 1996, respectively.

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



Stockholders' Equity

The options granted by the Company to Century 21 shareholders originally expired as of November 30, 1994. However, the Company extended said options to November 30, 1997.


The Option Certificate provides that the option deadline to either convert Preferred Shares to Common Stock or to purchase Common
Stock has been extended three years from November 30, 1994 to November 30, 1997. These Option Certificates are not transferable.

TVCN extended the Options for three years, and the underlying common shares are restricted from public sale for two years from the date of issuance of common stock under the options or the effective date of registration of such shares with the SEC, according to which event occurs first. TVCN may, but is not obligated to, register these shares for public trading through the SEC.


Conversion of Preferred Stock

Class C Preferred Stock. Class C Preferred Stock is non-cumulative.
Holders of Class C Preferred Stock are entitled to receive non-cumulative dividends of up to six percent (6%) per annum from the net profits of the Company, when and if declared by its Board of Directors. The conversion rate is two shares of Class C
Preferred Stock for one share of Common Stock. A thirty day (30) notice was given as required to holders in a call for redemption by the Company, during which thirty day (30) period the holders of Class C Preferred Stock were entitled to convert their Preferred
Stock into Common Stock. The Company had issued 400,000 Class C
Preferred Shares to MDA (a company related by virtue of having several mutual stockholders, officers and directors, including
Omar Duwaik) in exchange for Transmission Equipment. MDA requested the conversion of its Class C Preferred Stock. The
Company issued 200,000 Restricted Common Shares to MDA on May 29,
1997. Another 380,000 Class C Preferred Shares were issued to AT&I a company related by virtue of having mutual stockholders, officers and directors, including Omar Duwaik) as partial payment for the acquisition of the Company's Headquarters Building. The headquarters building had a fair market value of $930,000 and the Company assumed a $550,000 mortgage. AT&I requested the conversion of its Class C Preferred Stock and the Company issued 190,000
Restricted Common  Shares  to AT&I on May 29, 1997.

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

In 1991, the Company made a successful bid on certain assets and businesses of Microband together with MDA, an affiliated company substantially owned and controlled by TVCN's president, in addition to having some mutual officers and directors. When TVCN and MDA became the successful bidders, it was partially due to the fact that MDA had collateralized the bid with a number of licenses. The
Company issued 4,864,000 Class D Preferred Shares pursuant to the asset acquisition from Microband. Consequently, when the opportunity came to buy back the TVCN preferred stock from Microband for $152,000, it was mutually agreed that MDA should derive the benefit from the discount as consideration for its part in making the winning bid. TVCN received the assets and businesses for its part. The Class D Preferred Stock was recorded at the repurchase price. MDA requested this preferred stock to be converted into common stock, and the company issued to MDA
4,864,000 Restricted Common Shares on May 29, 1997.


MDA of Georgia, Inc.

In January, 1997, TVCN and MDA, an affiliated company, began to negotiate the acquisition of MDA of Georgia, Inc. by TVCN in exchange for stock of TVCN. On June 17, 1997, the two companies completed the transaction. Pursuant to the acquisition agreement, TVCN acquired all issued and outstanding stock of MDA of Georgia, Inc. (a wholly owned subsidiary of MDA, Inc.). In exchange, TVCN agreed to issue 17,953,321 shares of its common stock. The only asset of MDA of Georgia is a four-channel MMDS station in Rome, Georgia with a market value of about $2.0 million.

The number of shares issued to MDA was calculated as follows: the highest bid prices of TVCN stock at the close on each of the previous four Fridays were $0.14, $0.13, $0.15 and $0.15, as reported by the National Quotation Bureau. The average of such high bids is $0.1425 per share. Since the shares issued by TVCN are restricted shares, and TVCN has historically discounted restricted shares by 20%, the average of $0.1425 was discounted by 20% to $0.114 per share. Accoudingly, in exchange for all of the issued and outstanding shares of MDA of Georgia, Inc., TVCN issued
17,953,321 shares to MDA

Both TVCN and MDA are owned and/or controlled by more than 80% by Mr. Omar Duwaik, who is the president and CEO of both companies.
This transaction is a non-arms length transaction and is subject to the approval of the shareholders of both TVCN and MDA. In the event shareholders of either company do not approve it, the transaction will be terminated and the exchange will be reversed.

Item 2.  Management's Discussion and Analysis of Financial
Conditions and Results of Operations


Wireless Cable Operations

Salina, Kansas. TVCN is currently operating the Salina station which broadcasts on 15 channels to a base of 440 subscribers and has three employees. Zenith scrambling equipment was introduced into the Salina head-end equipment in November and December, 1996, each subscriber's household received a new descrambler (set-top converter), and the Company added ESPN, Showtime and Flix to its programming package.

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


Woodward, Oklahoma. The Company's Woodward, Oklahoma license is the fifth license acquired by the Company from MDA, Inc., an affiliated company. The other four licenses are those of Salina and Hays, Kansas; San Luis Obispo, California; and Mobile Alabama.
The Company temporarily leased the station to a non-affiliated entity at the rate of $500 per month for a period of one year, ending March 31, 1998.

San Luis Obispo, California.  The Company repossessed the San Luis
Obispo, California WCTV station from Wireless Telecommunications,
Inc. ("WTCI") in 1996 and has been operating it since that time.
As part of a settlement with WTCI, WTCI conveyed all of its assets in the San Luis Obispo station to the Company, and the Company agreed to purchase the San Luis Obispo Basic Trading Area ("BTA") from WTCI. The purchase price for the BTA was $452,168. Of this amount $90,000 was paid in cash, and $362,168 was paid in the form of the Company's assumption of an obligation in that amount payable to the FCC over 10 years, with interest only payments for the first two years and principal and interest payments for the final eight years. The FCC approved the transfer of the BTA on May 23, 1997, and the Company is in the process of applying for six additional channels in San Luis Obispo. In addition, the Company purchased the rights to all three of the "H" channels for a total of $20,000 and is awaiting FCC approval of the transfer of these channels.
Currently, the Company is broadcasting on seven channels to 50 subscribers in the San Luis Obispo area.

Rome, Georgia On June 18, 1997, TVCN sold its four-channel MMDS station in Rome, Georgia to Bell South for $2.0 million. This is the station that was previously acquired from TVCN's affiliate MDA.

Other Stations.  The Company also owns a WCTV station in Hays,
Kansas.  In cooperation with its affiliate, Multichannel
Distribution of American, Inc. ("MDA") the Company has constructed four channel WCTV stations in Myrtle Beach, South Carolina; Quincy,
Illinois; and Scottsbluff, Nebraska. None of these stations has been leased.

In addition, in an effort to expand its concentration of WCTV stations in the West Virginia and Pennsylvania areas, the Company has applied for five vacant channels in the Scranton/Wilkes-Barre/Hazelton BTA.


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

On August 30, 1995, ECNM sold the Detroit station to a subsidiary of People's Choice TV ("PCTV"). In September 1995 the Company filed a lawsuit in the District of Columbia Superior Court seeking damages and to set aside the transaction on the grounds that it violated the agreement pursuant to which TVCN sold the Detroit station to ECNM in 1994. On January 12, 1996 the parties settled the lawsuit effective December 31, 1995. Pursuant to the settlement, the Company released ECNC from all liability and consented to PCTV's assumption of the note secured by the Detroit station (the "Original Detroit Note"). In return, ECNC and PCTV paid the Company $614,120 in cash; PCTV assumed the Original
Detroit Note; and one of PCTV's wholly-owned subsidiaries executed a second note (the "Additional Detroit Note") in favor of the Company in the amount of $2.15 million. As of June 30, 1997 the total outstanding deferred purchase price of the Detroit station was $4,085,801, consisting of the $1,742,301 principal balance of the Original Detroit Note and the $2,343,500 principal balance of the Additional Detroit Note. Due to the uncertainty of collection, the receivable has been written down by $1,742,301.


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

After the closing a dispute arose between the Company and ATI concerning a number of post-closing contractual price adjustments.
On October 2, 1995 ATI and the Company settled this dispute, and pursuant to the settlement agreement ATI paid the Company $47,500, and the parties released one another from all liabilities, except
ATI is still liable to the Company for the promissory note secured by the Denver station. As of June 30, 1997 the outstanding principal amount of this note was $1,185,103.


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

MEICO has an option to lease the mine for 30 years. Originally, the option for the mine was to expire on December 8, 1996.
However, due to torrential rainfall in the area, construction of the mine was delayed for many months. Therefore, the option was extended to June 8, 1997 and then extended again to December 7, 1997. The original option also required MEICO to pay Big Trees
Trust a fee of $500,000 to exercise the option. However, due to the additional advance royalties that have been paid because of the delays in bringing the mine into operation, the $500,000 option payment has also been delayed, by mutual consent.

As of August 8, 1997 the processing plant at the mine has been constructed and is ready to be placed into operation as soon as sufficient overburden has been removed from over the ore-bearing channel. Due to the torrential rains mentioned above, the subsurface soil is saturated with water. Because of the difficulty in determining when the subsurface soil will be dried sufficiently to commence operation, it is extremely difficult to predict with any certainty the date when the mine will be fully operational. An additional delay was caused in July and August 1997 due to problems with filtering the water at the plant which required the construction of an extensive water filtration facility. When the mine is fully operational MEICO hopes to produce economic quantities of gold and silica. Initial tests have been run and the results are encouraging. There can be no assurance, however, that economic quantities of minerals will be produced from the mine.

Under the terms of the option, as amended, MEICO is responsible for paying the out-of-pocket costs of bringing the mine into operation.
In addition to these out-of-pocket expenses MEICO must pay Big
Trees Trust a non-refundable advance against royalties of $40,000 per month (or 15% of the ores mined and sold, whichever is greater). As of June 30, 1997 MEICO had expended a total of $1,542,750 in out-of-pocket expenses to bring the mine into operation. In addition to these expenses, MEICO has paid Big Trees
Trust a total of $760,000 in advance royalties. Thus the total of expenditures of all kinds through June 30, 1997 was $2,302,750.
The mining expenditures are currently averaging about $140,000 per month. Mr. Naylor has agreed to allow MEICO to use all of his mining equipment necessary to bring the mine into operation and to supervise the development of the mine at no additional charges.

Century 21/Mountain House Mine

The Company acquired a controlling interest in Century 21 Mining, Inc. in December 1989. Century 21's principal asset is the Mountain House Mine. The mine is not yet in operation. The status of this mine has not changed since the last fiscal year. For more information, see the company's previous annual reports, which are incorporated herein by reference.


Reema International Corp.

Reema International Corp. (" Reema") is a wholly-owned subsidiary of TVCN incorporated to explore for and develop business opportunities in the oil and gas industry. Specifically, Reema is in the business of developing projects designed to convert natural gas into transportation fuels ("Gas Conversion Project"). For more information, see the company's previous annual reports, which are incorporated herein by reference.



Internet Business Opportunities

On February 16, 1996 the Company incorporated its wholly-owned subsidiary, Planet Internet Corp. as an Internet Service Provider
("ISP").  Planet Internet provides internet service to subscribers.
During the first year of testing and operation Planet Internet concentrated its efforts on local individual accounts. Recently, Planet Internet has begun concentrating on commercial accounts and expanding its services nationwide.

Individual dial-up subscribers are charged an average of $19.95 per month per subscriber with a certain discount for a paid-up yearly subscription. Planet Internet offers a wide range of services to commercial accounts for as little as $50.00 per month for dial-up subscribers to as high as $350.00 per month per subscriber for accounts with high speed digital modems and other internet services. As of June 30, 1997, Planet Internet had 785 subscribers.

As of June 30, 1997, Planet Internet has purchased internet equipment worth $139,232, and has spent $343,015 for the development of its internet services. On May 7, 1997, Planet
Internet has placed a purchase order of $746,445 worth of internet equipment.


Middle East Investment Authorization

At a special meeting of the Companys board of directors held on December 13, 1995, Omar Duwaik was authorized to explore investment opportunities in the Middle East. Mr. Duwaik was authorized to enter into such agreements as were necessary and to invest in a holding company on behalf of the Company if he deemed such an investment to be in the best interests of the Company. To date Mr.
Duwaik has explored numerous investment opportunities. However, none have met the criteria he has established for making such an investment. Therefore, although Mr. Duwaik was authorized to commit up to $3 million, no funds have been expended to date pursuant to the boards authorization. Pursuant to its general policy of seeking shareholder approval of major investments, the Company will seek shareholder approval of any investment made pursuant to this authority.

Qatari WCTV Station

In 1992 the Company received a contract from Qatari Government
Telecommunications Corporation ("Q-Tel") to build a WCTV station in Doha, Qatar and train operations personnel. The Company built the station in 1993, and a provisional acceptance certificate for the station was issued on August 14, 1993. Through May 1996 TVCN personnel assisted in the management and operation of the station and trained Qatari personnel. TVCN has guaranteed the supply of all compatible equipment and spare parts that may be needed for the maintenance, and refurbishment of the equipment, and the continuation of the WCTV operation without interruption over a period of 10 years. The Qatari Wireless cable system was awarded
"Cable Operator of the Year" honors at the CABSAT '95 (cable and satellite exhibition).


Property, Plant and Equipment

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


Total Revenues

     The total revenue for the first quarter ended June 30, 1997, was $2,646,173 as compared to $787,797 for the first quarter ended
June 30, 1996. The increase was due to the sale of the Rome, Georgia station.

Operating Expenses

Total operating expenses for the first quarter ended June 30, 1997, are $1,275,393 as compared to $893,031 during the first quarter ended June 30, 1996. The increase in expenses of $382,362 is summarized as follows:


      Increase in Salaries and Wages              $  39,605
      Increase in Programming Fees                   15,551
 Increase in Cost of Goods Sold                      30,439
 Increase in Mine Development                       170,240
      Increase in General & Administrative Expense   97,545
      Increase in Depreciation and Amortization       9,802
      Increase in Interest Expense                   19,180

      NET INCREASE IN TOTAL EXPENSES              $ 382,362
                                                  =========
The increase in salary & wages and General and Administrative
Expenses is due to the increased time spent in developing new areas of operations and defending lawsuits.  The increase in mine
development expenses is due to the increased activity in developing the Liberty Hill Mine.


Net Gain

The net gain after income tax estimate for the three months ended
June 30, 1997 was $894,780, compared to a loss of $<105,234> during the first quarter ended June 30, 1996. The increased income during the first quarter ended June 30, 1997, is due to the sale of the station in Rome, Georgia, offset by the lower interest from the sales of Cable Operations in Detroit and Denver during 1997. The increase operating costs were due to the increased costs of mine development.


Income Taxes

See page 8 "Income Tax" note.

Estimated income taxes are calculated at 35% for federal obligations.

Liquidity and Capital Resources

The Company initially financed its growth through loans and the sale of stock. The Company will finance its future growth primarily from the sale of domestic operations.


To date, the Company has not engaged in any debt financing, with the exception of the BTAs funded through the FCC, and the purchase of the internet equipment. Instead, it has relied on individual or group investments. The company's cash flow for the three months ended June 30, 1997, and June 30, 1996, are summarized as follows:


                              June 30, 1997  June 30, 1996
                                 Unaudited   Unaudited
Unaudited
Cash Flow From Operating
 Activities                          $   843,619   $ <255,220>
Cash Flow From Investing
 Activities                          $ 1,006,958  $   443,769
Cash Flow From Financing
 Activities                           $  <45,469>   $  13,515
Cash - Beginning of Period           $   490,985  $ 1,517,449
                                     -----------  -----------

Cash - End of Period                 $ 2,296,093  $ 1,719,513
                                     ===========  ===========
     The sales of the Denver, Colorado, Washington, D.C., and
Detroit, Michigan systems for approximately $17.5 million with a resulting gain of $15.5 million and the sale of the Rome, Georgia station are expected to adequately continue covering the Company's current liabilities along with allowing the Company develop other wireless cable TV markets in the United States and explore other business opportunities domestically and internationally.

Currently, the Company has $ 1,956,005 in long term debt which is primarily for the purchase of the TVCN corporate headquarters building in Denver, Colorado, and for the Basic Trade Area rights purchased during the FCC BTA Auction.

     The Company's current assets and liabilities are $ 5,408,157 and $ 3,104,184, respectively. The Company's cash position is such that management anticipates no difficulty in its ability to meet its current obligations. The company currently has $1,230,230 investments in government securities.

The President, a shareholder, and a Director, have advanced loans to the Company totaling $ 982,090.  On May 29, 1997, 4,864,000 shares of Class D Preferred Stock were exchanged for 4,864,000 shares of Restricted Common Stock (1 for 1).  On May 29, 1997,
780,000 shares of Class C Preferred Stock were exchanged for
390,000 shares of Restricted Common Stock (2 for 1).   For a more
complete description refer to Form 10KSB dated March 31, 1997.  On
June 17, 1997, TVCN exchanged 17,953,321 shares of common stock for the stock of MDA of Georgia, Inc.

Accounts Receivable and Payable

The decrease in notes receivable, and accounts payable as of June
30, 1997, is due mainly to the receipt of note payment and the payment of invoices.

Advance from Stockholders

During the period from March 31, 1997 to June 30, 1997, the Company repaid advances from stockholders totaling $31,610.

Subscriber Deposits

The purchasers of the Denver and Detroit stations limited the subscriber deposits assumed by purchasers to $50,000 and $114,000, respectively. TVCN is responsible for subscriber deposits above these amounts.

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings

     (A)  Shareholder Class Action Suit
     TVCN is a defendant in a class action suit entitled Merton
Frederick, et.al. v. TVCN, et.al. more fully discussed in the Company's latest 10!KSB filed on June 30, 1996. The class of plaintiffs has been certified by the court, and discovery has been closed. Motions for summary judgment have been filed by the Company, but are still pending. The trial is set to commence on May 11, 1998. TVCN is vigorously defending the case.

      (B) The Company knows of no other litigation pending, threatened or contemplated, or unsatisfied judgment against it, or any proceedings in which the Company is a party. The Company knows of no legal actions pending or threatened or judgments entered against any officers or directors of the Company in their capacity as such in connection with any matter involving the Company or the business.

Item 2.  Changes in Securities
 See p. 9 for a discussion of the Conversion of Preferred Stock to Common Stock.
 See p. 9 for a discussion of Century 21, Inc., and potential future changes.
 See p. 10 for a discussion of issuance of common Stock in exchange for MDA of Georgia, Inc. stock.

Item 3.  Default Upon Senior Securities
     None.

Item 4.  Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of Security Holders during the first quarter of fiscal 1997.

ITEM 5. Other Information
     None.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    TV COMMUNICATIONS NETWORK, INC.


Date: August 14, 1997               /ss/Omar A. Duwaik

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


                                    TV COMMUNICATIONS NETWORK, INC.



Date: August 14, 1997
                                    Omar A. Duwaik
                                    PRESIDENT/CEO


                                    Dennis J. Horner
                                    VICE PRESIDENT/TREASURER

