Form 10QSB
period 1997-09-30
TV COMMUNICATIONS NETWORK INC
filed 1997-11-21
CIK 819802

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-QSB




      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the period ending September 30, 1997

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
41,188,454 shares of the Company's Common Stock ($.0005 par value) were outstanding as of September 30, 1997.

                 TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES

                                   INDEX




                                                                 PAGE


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Balance Sheet as of September 30, 1997
          (unaudited) . . . . . . . . . . . . . . . . . . . . .   4


          Consolidated Statement of Operations for the Three and
          Six months ending September 30, 1997 (unaudited). . .   6


          Statements of Cash Flow for the Six
          months ending September 30, 1997(unaudited) . . . . .   8


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . .   9


PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . .   12



SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . .  13

                          PART I.     FINANCIAL INFORMATION


                           ITEM 1.     Financial Statements

                 TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheet
                             September 30, 1997



                                              Unaudited            Audited
                                            Sept. 30,1997        Mar. 31,1997


                                            _____________        ____________
Current Assets:

     Cash                                   $ 2,206,778          $   490,985
     Investments                                483,335            1,589,831
     Accounts Receivable                         49,433               27,727
     Prepaid Expenses                           155,989               74,991
     Inventory                                  107,028              107,028
     Current Portion of Notes                   829,027            1,381,427
     Current Portion of Def. Tax              1,091,149            1,215,517

     Total Current Assets                   $ 4,922,739          $ 4,887,506
                                           ____________         ____________

Property and Equipment-Net                  $ 3,728,093          $ 3,265,350
                                           ____________         ____________

Other Assets:
     Notes Receivable                       $ 2,535,610          $ 2,919,829
     License Agreements - Net                 1,505,970            1,239,075
     Other Assets                               117,188              107,896
                                           ____________         ____________


     Total Other Assets                     $ 4,158,768          $ 4,266,800
                                           ____________         ____________

Total Assets                                $12,809,600          $12,419,656
                                           ============         ============



LIABILITIES AND STOCKHOLDERS' EQUITY


                                           Unaudited                Audited
                                         Sept. 30,1997            Mar.31, 1997
                                         _____________            ____________
Current Liabilities:
     Account Payable                       $  210,151             $  329,976
     Accrued Expenses                         589,361                722,276
     Current portion of Long-Term Debt        152,755                 99,566
     Current Deferred Gain                  1,407,504              1,077,273
     Taxes Payable                             90,936                 61,409
     Advance from Stockholders                908,247              1,013,700
     Subscribers Deposits                      24,840                 25,140
                                          ___________            ___________

     Total Current Liabilities            $ 3,383,794            $ 3,329,340



Long-term Liabilities:
     Long-term Debt                       $ 2,078,814            $ 1,518,165
     Long-term Deferred Gain                2,343,500              2,801,723
     Deferred Income Tax                       51,746                 51,746
                                          ___________            ___________

Total Long-Term Liabilities               $ 4,474,060            $ 4,371,634

Stockholders' Equity
     Class A preferred stock, $1 par
      value; none issued or
      outstanding                               -0-                      -0-
     Class B preferred stock, $1 par
      value; 28,813 shares issued and
      outstanding                              28,813                 28,813
     Class C preferred stock, $1 par
      value; no shares outstanding              -0-                  780,000
     Class D preferred stock, $1 par
      Value; shares outstanding                 -0-                  152,000
     Common Stock, $.0005 par value;
     100,000,000 shares authorized;
      41,188,454 outstanding                   20,594                  9,016
      Additional Paid in Capital            7,495,633              6,575,211
      Accumulated (Deficit)                <2,593,294>            <2,826,358>
                                         ____________            ___________
      Total Stockholders's Equity         $ 4,951,746            $ 4,718,682
                                         ____________            ___________

Total Liabilities and Stockholder's
 Equity                                   $12,809,600            $12,419,656
                                         ============           ============


                   TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
                       Consolidated Statement of Operations
                  Three Months Ending September 30, 1997 (Unaudited)


                                          Unaudited                Unaudited
                                       3 Months Ending           3 Months Ending
                                         Sept. 30, 1997           Sept. 30, 1996
                                       ________________           ______________
Revenue - Operations                       $  260,873             $   66,625
Revenue - Sold Cable
     Operations                               224,900                576,160
     Total Revenue                         $  485,773             $  642,785
                                          ===========            ===========

Operating Expenses: Profit
     Salaries and Wages                   $   308,832                374,774
     Programming Fees                          20,165                  8,000
     Cost of Goods Sold                        15,078                  -0-
     Mine Development                         559,513                201,387
     General and Administrative               401,400                461,977
     Depreciation and Amortization            125,569                102,515
     Interest                             $    68,565            $    33,827
                                         ____________            ___________


     Total Expenses                       $ 1,499,122            $ 1,182,480

Income Before Income Taxes                $<1,013,348>            $ <539,695>
                                         ____________            ___________

Estimated Income Taxes                       <351,632>                77,872
                                         ____________            ___________

Income After Income Tax                      <661,716>              <617,567>
                                         ____________            ___________

Net Income Per Common Share              $       <.02>          $       <.03>
                                         ____________            ___________


                     TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
                          Consolidated Statement of Operations
                     Six Months Ending September 30, 1997 (Unaudited)

                                           Unaudited                Unaudited
                                       6 Months Ending          6 Months Ending
                                         Sept. 30, 1997          Sept. 30, 1996
                                       ________________         _______________

Revenue - Operations                      $   578,813            $   310,216
Revenue - Sold Cable
     Operations                               553,133              1,120,366
     Revenue - Sold Station               $ 2,000,000            $       -0-
     Total Revenue                        $ 3,131,946            $ 1,430,582
                                         ============           ============

Operating Expenses: Profit

     Salaries and Wages                   $   604,414            $   630,751
     Programming Fees                          46,345                 18,629
     Cost of Goods Sold                        45,517                    -0-
     Mine Development                         992,253                463,887
     General and Administrative               729,117                692,059
     Depreciation and Amortization            232,183                199,417
     Interest                                 124,686                 70,768
                                          ___________            ___________

     Total Expenses                       $ 2,774,515            $ 2,075,511
                                          ___________             __________

Income Before Income Taxes                $   357,431              $<644,929>
                                          ___________             __________

Estimated Income Taxes                    $   124,368             $   77,822
                                          ___________             __________

Income After Income Tax                   $   233,063              $<722,751>
                                          ___________             __________

Net Income Per Weighted Common Share      $       .01              $    <.04>
                                          ===========              ==========



                     TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
                      Condensed Consolidated Statement of Cash Flows
                     Six Months Ending September 30, 1997 (Unaudited)

                                          Unaudited               Unaudited
                                       6 Months Ending         6 Months Ending
                                       Sept. 30, 1997           Sept. 30, 1996
                                       ______________           ______________

Cash Flow From Operating Activities


Net Income (loss)                         $   233,063             $ <722,751>
Adjustment to reconcile net income
 (loss) to net cash used in operating
 activities
     Depreciation and Amortization            232,183                199,417
Change in certain assets and liabilities
     Accounts Receivable                      <21,706>                48,545
     Taxes Payable                             29,527                  4,647
     Inventory                                    -0-                  7,666
     Prepaid Expenses                         <80,998>              <135,785>
     Accounts Payable                        <119,825>               <70,205>
     Accrued Expenses                        <132,914>              <103,409>
     Subscriber Deposits                         <300>                   -0-
     Deferred Gain                           <127,992>              <135,450>
     Deferred Taxes                           124,368                    -0-
                                          ___________              _________

Cash flows used in operating Activities   $   135,406             $ <907,326>
                                          ___________             __________


Cash Flows From Investing Activities:
     Investments                          $ 1,106,496             $  <88,244>
     Development of Mine                          -0-                    -0-
     Property & Equipment                    <609,688>              <367,144>
     Notes Receivable                         936,618                848,386
     Other                                     <9,292>               100,000
                                           __________             __________


Cash Flows provided by investing
 activities:                              $ 1,424,134            $   492,998
                                          ___________            ___________

Cash Flows From Financing Activities:
     Payments of Stockholder Advances      $ <105,453>            $ <181,756>
     Long-term Debt                           613,839                 28,871
     License Agreements                      <352,133>               <30,000>
                                            _________             __________

     Cash flows used in financing
      Activities                              156,253               <182,885>
                                            _________              _________
     Net Increase (decrease) In Cash        1,715,793               <597,213>
      Cash - Beginning of Year             $  490,985             $1,517,449
                                           __________             __________
      Cash - End of Period                 $2,206,778            $   920,236
                                          ===========            ===========


                     TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES


                           Notes to Financial Statements
                       September 30, 1997 and 1996 (Unaudited)

Summary of Significant Accounting Policies

     The summary of the Company's significant accounting policies are incorporated by reference from TV Communications Network, Inc., Annual Report on Form 10-KSB dated June 29, 1997 for Fiscal Year ending March 31, 1997.

     The accompanying unaudited consolidated financial statements include the accounts of TV Communications Network, Inc., and its wholly-owned subsidiaries. All material and inter-company accounts and transactions have been eliminated in consolidation.

Interim Unaudited Financial Statements

     Information with respect to September 30, 1997, and September 30, 1996, and the periods then ended have not been audited by the Company's independent auditors, but, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of the Company. The results of operations for the three and six months ending September 30, 1997, and September 30, 1996, are not necessarily indicative of the results of the entire fiscal year.

     The preparation of the interim report is based on the same accounting standards, and the statements are in conformity with Generally Accepted Accounting Principles (GAAP). Management believes there are no material misstatements.

Earnings Per Share

     Net income per common share is based on the weighted average number of 33,462,680 and 17,981,133 common shares outstanding for 1997 and 1996, respectively.

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

                                Net Operating            Year of
                              Loss Carry forward        Expiration
Year ended March 31, 1993         $2,950,000               2009


ITEM 2.     Management's Discussion and Analysis of Financial
            Conditions and Results of Operations

Wireless Cable Operations

     Salina, Kansas. TVCN is currently operating the Salina station which broadcasts on 19 channels to a base of 482 subscribers and has three employees. Zenith scrambling equipment was introduced into the Salina head-end equipment in November and December, 1996, each subscriber's household received a new descrambler (set-top converter), and the Company added ESPN, Showtime and Flix to its programming package.

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

     San Luis Obispo, California. The Company repossessed the San Luis Obispo, California WCTV station from Wireless Telecommunica-tions, Inc. (WTCI) in 1996 and has been operating it since that time. As part of a settlement with WTCI, WTCI conveyed all of its assets in the San Luis Obispo station to the Company, and the Company agreed to purchase the San Luis Obispo Basic Trading Area
(BTA) from WTCI.  The purchase price for the BTA was $452,168.
Of this amount $90,000 was paid in cash, and $362,168 was paid in the form of the Company's assumption of an obligation in that amount payable to the FCC over 10 years, with interest only payments for the first two years and principal and interest payments for the final eight years. The FCC approved the transfer of the BTA on May 23, 1997, and the Company is in the process of applying for six additional channels in San Luis Obispo. In addition, the Company purchased the rights to all three of the H channels for a total of $20,000 and is awaiting FCC approval of the transfer of these channels. Currently, the Company is broadcasting on seven channels to 42 subscribers in the San Luis Obispo area.

     Other Stations. The Company also owns a WCTV station in Hays, Kansas. In cooperation with its affiliate, Multichannel Distribution of American, Inc. (MDA) the Company has constructed four channel WCTV stations in Myrtle Beach, South Carolina; Quincy, Illinois; and Scottsbluff, Nebraska. None of these stations has been leased.

     In addition, in an effort to expand its concentration of WCTV stations in the West Virginia and Pennsylvania areas, the Company has received the licenses for four vacant channels and is waiting for approval on the fifth in the Scranton/Wilkes-Barre/Hazelton BTA.

Sale of WCTV Stations

  Detroit, Michigan

     In 1994 the Company sold its WCTV station in Detroit, Michigan to Eastern Cable Networks of Michigan, Inc. (ECNM), a subsidiary of ECNC. The consideration received by TVCN was $11,000,000.00 payable as follows: (1) a deposit of $250,000; (2) $2.25 million cash at closing; (3) $500,000 90 days after closing; (4) up to $2.0 million payable as a function of ECNM's ability to successfully expand its services; (5) $500,000 nine months after closing; and (6) a $5.5 million promissory note secured by a lien upon the entire station.

     On August 30, 1995, ECNM sold the Detroit station to a subsidiary of People's Choice TV (PCTV). In September 1995 the
Company filed a lawsuit in the District of Columbia Superior Court seeking damages and to set aside the transaction on the grounds that it violated the agreement pursuant to which TVCN sold the Detroit station to ECNM in 1994. On January 12, 1996 the parties settled the lawsuit effective December 31, 1995. Pursuant to the settlement, the Company released ECNC from all liability and consented to PCTV's assumption of the note secured by the Detroit station (the Original Detroit Note). In return, ECNC and PCTV paid the Company $614,120 in cash; PCTV assumed the Original
Detroit Note; and one of PCTV's wholly-owned subsidiaries executed a second note (the Additional Detroit Note) in favor of the Company in the amount of $2.15 million. As of September 30, 1997 the total outstanding deferred purchase price of the Detroit station was $3,751,004, consisting of the $1,407,504 principal balance of the Original Detroit Note and the $2,343,500 principal balance of the Additional Detroit Note. Due to the uncertainty of collection, the receivable has been written down by $1,407,504.

  Denver, Colorado

     In December 1993 the Company sold its Denver, Colorado WCTV station to American Telecasting, Inc. (ATI), of Colorado Springs, Colorado. The gross purchase price was determined pursuant to a contractual formula to be $6,073,500. After adjustments, the net purchase price was $5,868,434, payable as follows: (1) $250,000 at execution of the sales agreement (2) $1,500,000 at closing (3) $250,000 30 days after closing, and (4) the balance of $3,868,634 is payable at eight percent (8%) interest in monthly interest only payments for the first year, $50,000 per month plus interest for the second year, $125,000.00 per month plus interest for the third year, $83,333 per month plus interest for the fourth year, and $64,036.50 per month plus interest for the fifth year. As of September 30, 1997 the outstanding principal amount of this note was $1,018,437.

Mining Business

  Mining and Energy International Corp./Liberty Hill Mine

     On September 2, 1997 the Company's subsidiary, Mining and
Energy International Corp. (MEICO) leased certain portions of the Liberty Hill Mine in Nevada County, California from Big Trees
Trust. Big Trees Trust is controlled by Ray Naylor, who is also one of the beneficiaries of the trust. Mr. Naylor is an officer of the Company's Century 21 Mining, Inc. subsidiary, and the Company is relying on his expertise in developing the Mine. The portions of the mine not leased are held by MEICO under option for the next
30 years. The option payments necessary to exercise MEICO's option on the optioned parcels are nominal.

     Pursuant to the Lease Agreement MEICO must pay Big Trees Trust a royalty of 15% (or 20% if the gold recovery rate from the mine is more than .03 ounces per short ton) of the value of gold mined plus $3 per short ton of all silica and barite mined from the mine. At the beginning of each month MEICO must pay the trust a non-refundable advance against royalties of $40,000 for that month.
The advance for each month is specific to that month, and if the actual royalties for the mine for a given month are less than an advance, the shortfall may not be recovered in subsequent months. On September 26, 1997 the trust agreed to reduce the monthly advance against royalties to $15,000 per month through May 31, 1998. In connection with executing the lease agreement for the mine, MEICO executed a promissory note in favor of the trust in the amount of $500,000. The note is payable in-kind from production from the mine in the amount of $43,494 per month. If production from the mine is insufficient to pay the in-kind payments due on the note, the shortfall shall be paid in subsequent months. All principal and accrued interest on the note that has not previously been paid in-kind shall be due in cash on September 3, 1998.

     Prior to leasing the mine MEICO had the mine under option from December 8, 1995. During the option period (December 8, 1995 to August 31, 1997) MEICO paid the trust non-refundable advance royalties in the amount of $840,000 and incurred expenses to develop the mine and construct the ore processing plant in the amount of $1,763,266. From the time it executed the lease to September 30, 1997 MEICO paid the trust advance royalties in the amount $40,000 and promissory note payments in the amount of $-0-. From the time it executed the lease through September 30, 1997 MEICO incurred $203,896 in out-of-pocket expenses related to bringing the mine into operation. Under the lease, MEICO has no obligation to incur operational expenses in any minimum amount.

     In September 1997 MEICO placed the mine's ore processing plant into operation and processed several tons of ore. At that time it was discovered that the clay content of the ore was much higher than had been anticipated, and disposal of the clay mixed with water (i.e., slimes) generated by the processing plant would exceed that permitted by the Forest Service permit for the mine. Accordingly, MEICO has made the determination to dramatically slow down operations to reduce expenses at the mine pending resolution of this issue, and negotiations with the Forest Service to modify the permit have begun. The Company is hopeful that this problem can be resolved in the next few months. In the meantime, however, the company has dramatically reduced its expenditures and operations at the mine and put in place a skeleton crew to maintain and safeguard the equipment.

     When the clay disposal problem is resolved and the mine is placed in operation, MEICO hopes to produce economic quantities of gold and silica. Through September 10, 1997, 560 tons of ore had been processed at the mine, yielding 75.42 ounces of placer gold, including a 46 ounce nugget. It should be emphasized, however, that this recovery rate is based on very limited experience, and there can be no assurance that economic quantities of minerals will be produced from the mine or that future recovery rates will be consistent with the recovery rates experienced to date.

  Century 21/Mountain House Mine

     The Company acquired a controlling interest in Century 21 Mining, Inc. in December 1989. Century 21's principal asset is the Mountain House Mine. The mine is not yet in operation. The status of this mine has not changed since the last fiscal year. For more information, see the Company's previous annual reports, which are incorporated herein by reference.

  Reema International Corp.

     Reema International Corp. (Reema) is a wholly-owned subsidiary of TVCN, Incorporated to explore for and develop business opportunities in the oil and gas industry. Specifically, Reema is in the business of developing projects designed to convert natural gas into transportation fuels (Gas Conversion Project).
For more information, see the company's previous annual reports, which are incorporated herein by reference.

  Internet Business Opportunities

     On February 16, 1996 the Company incorporated its wholly-owned subsidiary, Planet Internet Corp. as an Internet Service Provider
(ISP). Planet Internet provides internet service to subscribers. During the first year of testing and operation, Planet Internet concentrated its efforts on local individual accounts. Recently, Planet Internet has begun concentrating on commercial accounts and expanding its services nationwide.

     Individual dial-up subscribers are charged an average of $19.95 per month per subscriber with a certain discount for a paid-up yearly subscription. Planet Internet offers a wide range of services to commercial accounts for as little as $50.00 per month for dial-up subscribers to as high as $350.00 per month per subscriber for accounts with high speed digital modems and other internet services. As of September 30, 1997, Planet Internet had 850 subscribers.

     As of September 30, 1997, Planet Internet has purchased internet equipment worth $548,728, and has spent $466,485 for the development of its internet services. On May 7, 1997, Planet Internet has placed a purchase order of $746,445 worth of internet equipment, half of which has been received.

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

  Qatari WCTV Station

     In 1992 the Company received a contract from Qatari Government Telecommunications Corporation (Q-Tel) to build a WCTV station in Doha, Qatar and train operations personnel. The Company built the station in 1993, and a provisional acceptance certificate for the station was issued on August 14, 1993. Through May 1996 TVCN personnel assisted in the management and operation of the station and trained Qatari personnel. TVCN has guaranteed the supply of all compatible equipment and spare parts that may be needed for the maintenance, and refurbishment of the equipment, and the continuation of the WCTV operation without interruption over a period of 10 years. The Qatari Wireless cable system was awarded Cable Operator of the Year honors at the CABSAT '95 (cable and satellite exhibition).

  Frederick Case Settlement

     The Company is a Defendant in a class action suit by two shareholders of TVCN filed on April 2, 1994 in the United States District Court for the District of Colorado under Case No. 94-WM-837. MERTON FREDERICK, as Trustee of the M&M Frederick, Inc. Profit Sharing Plan, f/k/a M&M Frederick, Inc. Defined Benefit Pension Plan; and F.S. WORKMAN; on Behalf of Themselves and All Others Similarly Situated, are the Plaintiffs, and the Defendants are TV COMMUNICATIONS NETWORK, INC., TVCN OF MICHIGAN, INC., TVCN OF WASHINGTON, D.C., INC., INTERNATIONAL INTEGRATED SYSTEMS, TVCN INTERNATIONAL, INC., INTERNATIONAL EXPORTS, INC., OMAR DUWAIK, JACOB A. DUWAIK, KENNETH D. ROZNOY, SCOTT L. JENSON, AND SCOTT L. JENSON, P.C.

     The Plaintiffs alleged in their suit that the Company's financial statements from July 1990 through August 1993 were materially misstated. On March 8, 1996 the court certified a class in the case. On October 31, 1997 the plaintiffs and defendants agreed to settle the case subject to the Court's preliminary and final approval of the settlement. Under the terms of the settlement the plaintiffs have agreed to dismiss all of their claims against the defendants in return for $1,500,000. All members of the class who participate in the settlement and who own shares of TVCN acquired during the class period will relinquish such shares as part of the settlement. It is anticipated that approximately $690,000 of the settlement fund will go to pay the fees and expenses of class counsel and the remainder will be distributed to the class members who agree to participate in the settlement.

     On November 4, 1997 the Court granted preliminary approval to the settlement. On November 5, 1997 the Company placed $1,500,000 in escrow at Colorado National Bank. A hearing on final approval of the settlement is scheduled for February 20, 1998. If final approval is granted at that time, the escrowed funds and accrued interest will be delivered to plaintiffs' counsel for distribution in accordance with the settlement agreement. If the Court does not approve the settlement, the funds will be returned to the Company.

  Property, Plant and Equipment

     The Company retains ownership of substantially all system equipment necessary to provide its services to subscribers. Such system equipment includes all reception and transmission equipment located at the tower (i.e., the head-end equipment), reception equipment located at each subscriber location (i.e., subscriber equipment) and related computers, diagnostic equipment and service vehicles and facilities. The Salina, Kansas system equipment is valued at $435,000. The Company's WCTV facilities are, in the opinion of management, suitable and adequate by industry standards.

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

  Total Revenues

     The total revenue for the three and six months periods ending September 30, 1997, was $485,773 and $3,131,946 respectively, as compared to $642,785 and $1,430,582 for the same periods ending September 30, 1996. The increase was due to the sale of the Rome, Georgia station.

  Operating Expenses

     Total operating expenses for the three and six months periods ending September 30, 1997, are $1,499,122 and $2,774,515 respectively as compared to $1,182,480 and $2,075,511 during the same period ending September 30, 1996. The change in expenses of $699,004 is summarized as follows:

     Decrease in Salaries and Wages                   $<26,337>
     Increase in Programming Fees                       27,716
     Increase in Cost of Goods Sold                     45,517
     Increase in Mine Development                      528,366
     Increase in General & Administrative Expense       37,058
     Increase in Depreciation and Amortization          32,766
     Increase in Interest Expense                       53,918

     NET INCREASE IN TOTAL EXPENSES                  $ 699,004


     The increase in cost of Goods Sold, General and Administrative Expenses is due to the increased efforts to increase Operating
Revenues. The increase in Mine Development expenses is due to the increased activity in developing the Liberty Hill Mine.

  Net Gain

     The net gain <loss> after income tax estimate for the three and six month periods ending September 30, 1997 was $<661,716> and $233,063, compared to a loss of $<617,567> and $<722,751> during the same periods ending September 30, 1996. The increased income during the same periods ending September 30, 1997, is due to the sale of the station in Rome, Georgia, offset by the lower interest from the sales of Cable Operations in Detroit and Denver during 1997. The increase operating costs were due to the increased costs of mine development.

  Income Taxes

     See Page 8 Income Tax note.

     Estimated income taxes are calculated at 35% for federal obligations.

     Liquidity and Capital Resources

     The Company initially financed its growth through loans and the sale of stock. The Company will finance its future growth primarily from the sale of domestic operations.

     To date, the Company has not engaged in any debt financing, with the exception of the BTA's funded through the FCC, and the purchase of the internet equipment. Instead, it has relied on individual or group investments. The company's cash flow for the three months ended September 30, 1997, and September 30, 1996, are summarized as follows:


                                   Sept. 30, 1997         Sept. 30, 1996
Unaudited

     Cash Flow From Operating
       Activities                    $   135,406            $ <907,326>
     Cash Flow From Investing
       Activities                    $ 1,424,134           $   492,998
     Cash Flow From Financing
       Activities                    $   156,253            $ <182,885>
     Cash - Beginning of Period      $   490,985           $ 1,517,449

     Cash - End of Period            $ 2,206,778           $   920,236

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

     Currently, the Company has $2,231,569 in long term debt which is primarily for the purchase of the TVCN corporate headquarters building in Denver, Colorado, for the Basic Trade Area rights purchased during the FCC BTA Auction, and for Equipment Purchases.

     The Company's current assets and liabilities are $4,922,739 and $3,383,794, respectively. The Company's cash position is such that management anticipates no difficulty in its ability to meet its current obligations. The company currently has $483,335 investments in government securities.

     The President, a shareholder, and a Director, have advanced loans to the Company totaling $908,247.

Accounts Receivable and Payable

     The decrease in notes receivable, and accounts payable as of September 30, 1997, is due mainly to the receipt of note payment and the payment of invoices.

Advance from Stockholders

     During the period from March 31, 1997 to September 30, 1997, the Company repaid advances from stockholders totaling $105,453.

Subscriber Deposits

     The purchasers of the Denver and Detroit stations limited the subscriber deposits assumed by purchasers to $50,000 and $114,000, respectively. TVCN is responsible for subscriber deposits above these amounts.


PART II.     OTHER INFORMATION

   ITEM 1.      Legal Proceedings

     Except as noted under the heading Frederick Case
Settlement, the Company knows of no material litigation pending, threatened or contemplated, or unsatisfied judgment against it, or any proceedings in which the Company is a party. The Company knows of no material legal actions pending or threatened or judgments entered against any officers or directors of the Company in their capacity as such in connection with any matter involving the Company or the business.

   ITEM 2.     Changes in Securities

     There were no changes in Securities during the second quarter ending September 30, 1997. Refer to 10QSB dated
June 30, 1997 for changes in securities during the first quarter ending June 30, 1997.


   ITEM 3.     Default Upon Senior Securities

     None.

   ITEM 4.     Submission of Matters to a Vote of Security Holders

     The Company held its annual Shareholders Meeting on October 16, 1997. Approximately 37,592,436 shares of the
41,188,454 shares outstanding attended the meeting in person or by proxy. The management suggested slate of three Directors was elected, the MDA Stock Trade was ratified, sale of the Rome, Georgia station was approved, and the firm of Erhardt Keefe Steiner & Hottman, P.C. was ratified as independent auditors.

     The votes in person or proxy were:

          Directors                For       Against       Abstain

          Omar Duwaik         37,550,246      25,320        16,870
          Armand DePizzol     37,549,866      24,220        18,350
          Dennis Horner       37,550,166      23,920        18,350

          MDA Stock Trade        319,598      29,490    37,243,348

          Rome Station Sale   37,559,596      23,040         9,800

          Auditors EKS&H      37,567,506      15,820         9,110


   ITEM 5.     Other Information

     None.




                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                TV COMMUNICATIONS NETWORK, INC.




Date:  November 14, 1997
                                       /ss/Omar A. Duwaik
                                       Omar A. Duwaik
                                       PRESIDENT/CEO



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


                                       TV COMMUNICATIONS NETWORK, INC.



Date:  November 14, 1997
                                       Omar A. Duwaik
                                       PRESIDENT/CEO





                                       Dennis J. Horner
                                       VICE PRESIDENT/TREASURER