Form 10QSB
period 1997-12-31
TV COMMUNICATIONS NETWORK INC
filed 1998-02-17
CIK 819802

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-QSB




      [X]  Quarterly Report Pursuant to Section 13 or 15(d) of
           The Securities Exchange Act of 1934
           For the period ending December 31, 1997

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
41,188,454 shares of the Company's Common Stock ($.0005 par value) were outstanding as of December 31, 1997.

           TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES

                                INDEX



                                                                PAGE


PART I.     FINANCIAL INFORMATION

     Item 1.     Financial Statements:

          Consolidated Balance Sheet as of December 31, 1997
          (unaudited) . . . . . . . . . . . . . . . . . . . . .   4

          Consolidated Statement of Operations for the Three and
          Nine months ending December 31, 1997 (unaudited). . .   6

          Statements of Cash Flow for the Nine
          months ending December 31, 1997(unaudited) . . . . .    8


     Item 2.     Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . .   9



PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . .  12



SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . .  13

                PART I.     FINANCIAL INFORMATION


                 ITEM 1.     Financial Statements

           TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheet
                         December 31, 1997


                                  Unaudited          Audited
                               Dec. 31, 1997       Mar. 31, 1997
Current Assets:
     Cash                        $ 2,446,726         $  490,985
     Investments                      85,659          1,589,831
     Accounts Receivable              71,327             27,727
     Prepaid Expenses                127,374             74,991
     Inventory                       107,028            107,028
     Current Portion of Notes        575,234          1,381,427
     Current Portion of Def. Tax   1,074,265          1,215,517

Total Current Assets             $ 4,487,613        $ 4,887,506
                                 ___________        ___________

Property and Equipment-Net       $ 3,656,974        $ 3,265,350
                                 ___________        ___________

Other Assets:
     Notes Receivable            $ 2,343,500        $ 2,919,829
     License Agreements - Net      1,654,073          1,239,075
     Other Assets                $   117,188        $   107,896
                                 ___________        ___________

     Total Other Assets          $ 4,114,761        $ 4,266,800
                                 ___________        ___________

Total Assets                     $12,259,348        $12,419,656
                                 ___________        ___________




                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                       Unaudited         Audited
                                     Dec. 31, 1997     Mar. 31, 1997
                                     _____________     _____________

Current Liabilities:
     Account Payable                   $  207,103        $  329,976
     Accrued Expenses                     613,397           722,276
     Current portion of Long-Term Debt    154,304            99,566
     Current Deferred Gain              1,066,010         1,077,273
     Taxes Payable                         64,668            61,409
     Advance from Stockholders            867,707         1,013,700
     Subscribers Deposits                  24,750            25,140
                                       __________        __________

     Total Current Liabilities       $  2,997,940       $ 3,329,340
                                      ___________       ___________
Long-term Liabilities:
     Long-term Debt                  $  2,051,402       $ 1,518,165
     Long-term Deferred Gain            2,343,500         2,801,723
     Deferred Income Tax                   51,746            51,746
                                     ____________       ___________

Total Long-term Liabilities          $  4,446,648       $ 4,371,634
                                     ____________       ___________

Stockholders' Equity
     Class A preferred stock, $1 par
     value; none issued or
      outstanding                            -0-                -0-
     Class B preferred stock, $1 par
      value; 28,813 shares issued and
       outstanding                       28,813              28,813
     Class C preferred stock, $1 par
      value; no shares outstanding          -0-             780,000
     Class D preferred stock, $1 par
      value; shares outstanding             -0-             152,000
Common Stock, $.0005 par value;
     100,000,000 shares authorized;
      41,188,454 outstanding             20,594               9,016
     Additional Paid in Capital       7,495,633           6,575,211
      Accumulated (Deficit)          <2,730,280>         <2,826,358>
                                     __________          ___________

    Total Stockholders's Equity     $ 4,814,760         $ 4,718,682
                                    ___________         ___________
Total Liabilities and
 Stockholder's Equity               $12,259,348         $12,419,656
                                    ___________         ___________


          TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
                Consolidated Statement of Operations
           Three Months Ending December 31, 1997 (Unaudited)


                                       Unaudited        Unaudited
                                   3 Months Ending   3 Months Ending
                                    Dec. 31, 1997     Dec. 31, 1996
                                   _______________   _______________

Revenue - Operations                  $   397,158       $   83,269
Revenue - Sold Cable
     Operations                           451,392          500,928
     Total Revenue                    $   848,550       $  584,197
                                      ___________       __________

Operating Expenses: Profit
     Salaries and Wages               $  297,587        $  423,082
     Programming Fees                     21,528             9,038
     Cost of Goods Sold                   40,944               -0-
     Mine Development                    150,941           171,216
     General and Administrative          297,967           432,502
     Depreciation and Amortization       156,925           108,204
     Interest                         $   92,437        $   69,612
                                      __________        __________

     Total Expenses                   $1,058,329        $1,213,654

Income Before Income Taxes            $ <209,779>       $ <629,457>
                                      __________        __________

Estimated Income Taxes                $  <72,793>       $   10,012
                                      __________        __________

Income After Income Tax               $ <136,986>       $ <639,469>
                                      __________        __________

Net Income Per Common Share           $    <.004>       $     <.04>
                                      __________        ___________


          TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
                Consolidated Statement of Operations
           Nine Months Ending December 31, 1997 (Unaudited)

                                       Unaudited       Unaudited
                                    9 Months Ending  9 Months Ending
                                     Dec. 31, 1997    Dec. 31, 1997
                                     _______________  ______________

Revenue - Operations                   $    975,971   $    393,485
Revenue - Sold Cable
     Operations                           1,004,525      1,621,294
     Revenue - Sold Station            $  2,000,000  $         -0-

Total Revenue                          $  3,980,496  $   2,014,779
                                       ____________  _____________

Operating Expenses: Profit
     Salaries and Wages                $    902,001  $   1,053,833
     Programming Fees                        67,873         27,677
     Cost of Goods Sold                      86,460            -0-
     Mine Development                     1,143,194        532,262
     General and Administrative           1,027,084      1,227,132
     Depreciation and Amortization          389,108        307,621
     Interest                          $    217,123  $     140,640
                                       ____________  _____________

Total Expenses                         $  3,832,843  $   3,289,165
                                       ____________  _____________

Income Before Income Taxes             $    147,652  $ <1,274,386>
                                       ____________  _____________

Estimated Income Taxes                 $     51,575  $      87,834
                                       ____________  _____________

Income After Income Tax                $     96,077  $ <1,362,220>
                                       ____________  _____________

Net Income Per Weighted Common Share   $       .002  $       <.08>
                                       ____________  _____________


           TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
            Condensed Consolidated Statement of Cash Flows
            Nine Months Ending December 31, 1997 (Unaudited)


                                      Unaudited        Audited
                                   9 Months Ending  9 Months Ending
                                     Dec. 31, 1996    Dec. 31, 1997
                                   _______________   ______________
Cash Flow From Operating Activities

Net Income (loss)                     $    96,077      $<1,362,220>
Adjustment to reconcile net income
 (loss) to net cash used in operating
 activities
     Depreciation and Amortization    $   389,107      $   307,622
Change in certain assets and
 liabilities
     Accounts Receivable              $  <43,600>      $    80,668
     Taxes Payable                        144,511            9,012
     Inventory                                -0-            7,666
     Prepaid Expenses                     <52,383>        <183,174>
     Accounts Payable                    <122,873>             411
     Accrued Expenses                    <108,879>          <93,736>
     Subscriber Deposits                     <390>              240
     Deferred Gain                       <469,486>         <135,450>
     Deferred Taxes                   $       -0-      $        -0-
                                      ___________      ____________

Cash flows used in operating
 Activities                           $  <167,915>     $ <1,368,961>
                                      ___________      ____________

Cash Flows From Investing Activities:
  Investments                         $ 1,504,172      $   <177,630>
     Development of Mine                       -0-              -0-
     Property & Equipment                <647,891>         <530,281>
     Notes Receivable                   1,382,523         1,307,020
     Other                            $    <9,292>     $    100,000
                                      ___________      ____________

Cash Flows provided by investing
 Activities                           $  2,229,512     $    699,109
                                      ____________     ____________

Cash Flows From Financing Activities:
     Payments of Stockholder Advances  $  <145,993>    $  <191,756>
     Long-term Debt                        587,975          20,378

     License Agreements                $  <547,838>    $  <120,036>
                                       ___________     ___________

Cash flows used in financing
 Activities                            $  <105,856>    $  <291,414>
     Net Increase (decrease) In Cash     1,955,741        <961,266>
     Cash - Beginning of Year          $   490,985     $ 1,517,449
     Cash - End of Period              $ 2,446,726     $   556,183
                                       ___________     ___________


        TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
                  Notes to Financial Statements
              December 31, 1997 and 1996 (Unaudited)



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

Interim Unaudited Financial Statements

     Information with respect to December 31, 1997, and December 31, 1996, and the periods then ended have not been audited by the Company's independent auditors, but, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of the Company. The results of operations for the three and nine months ending December 31, 1997, and December 31, 1996, are not necessarily indicative of the results of the entire fiscal year.

     The preparation of the interim report is based on the same accounting standards, and the statements are in conformity with Generally Accepted Accounting Principles (GAAP). Management believes there are no material misstatements.

Earnings Per Share

     Net income per common share is based on the weighted average number of 36,031,272 and 17,981,133 common shares outstanding for 1997 and 1996, respectively.

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


ITEM 2.     Management's Discussion and Analysis of Financial
           Conditions and Results of Operations

Wireless Cable Operations

     Salina, Kansas. TVCN is currently operating the Salina station which broadcasts on 19 channels to a base of 502 subscribers and has two employees. Zenith scrambling equipment was introduced into the Salina head-end equipment in November and December, 1996, each subscriber's household received a new descrambler (set-top converter), and the Company added ESPN, Showtime and Flix to its programming package.

     Mobile, Alabama. The Company's Mobile, Alabama license is operated by Mobile Wireless TV. For the use of this license the Company received a cash payment of $100,000, and a promissory note in the amount of $100,000. The note was paid on May 22, 1997. In addition, the Company receives a transmission fee which is the greater of $2,000 per month; $0.50 per subscriber per month; or two percent of the gross monthly revenues of the station. Mobile Wireless TV has filed for reorganization under Chapter 11 Bankruptcy. All fees have been paid in a timely manner.

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

     San Luis Obispo, California. The Company repossessed the San Luis Obispo, California WCTV station from Wireless Telecommunica-tions, Inc. ("WTCI") in 1996 and has been operating it since that time. As part of a settlement with WTCI, WTCI conveyed all of its assets in the San Luis Obispo station to the Company, and the Company agreed to purchase the San Luis Obispo Basic Trading Area
(BTA) from WTCI. The purchase price for the BTA was $452,168. Of this amount $90,000 was paid in cash, and $362,168 was paid in the form of the Company's assumption of an obligation in that amount payable to the FCC over 10 years, with interest only payments for the first two years and principal and interest payments for the final eight years. The FCC approved the transfer of the BTA on May 23, 1997, and the Company has received construction permits for six additional channels, with completion dates of August, 2001. In addition, the Company purchased the rights to all three of the "H" channels for a total of $20,000. The Company has applied for new licenses on these channels. Currently, the Company is broadcasting on seven channels to 42 subscribers in the San Luis Obispo area.



     Other Stations. The Company also owns a WCTV station in Hays, Kansas. In cooperation with its affiliate, Multichannel Distribution of American, Inc. ("MDA") the Company has constructed four channel WCTV stations in Myrtle Beach, South Carolina; Quincy, Illinois; and Scottsbluff, Nebraska. None of these stations has been leased.

     In addition, in an effort to expand its concentration of WCTV stations in the West Virginia and Pennsylvania areas, the Company has received the licenses for four vacant channels and is waiting for approval on the fifth in the Scranton/Wilkes-Barre/Hazelton BTA. The Company acquired the lease for the F-Group channels in Scranton, PA from American Telecasting, Inc. See Sale of WCTV Stations, Denver, Colorado for payment information.


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

     On August 30, 1995, ECNM sold the Detroit station to a subsidiary of People's Choice TV (PCTV). In September 1995 the Company filed a lawsuit in the District of Columbia Superior Court seeking damages and to set aside the transaction on the grounds that it violated the agreement pursuant to which TVCN sold the Detroit station to ECNM in 1994. On January 12, 1996 the parties settled the lawsuit effective December 31, 1995. Pursuant to the settlement, the Company released ECNC from all liability and consented to PCTV's assumption of the note secured by the Detroit station (the "Original Detroit Note"). In return, ECNC and PCTV paid the Company $614,120 in cash; PCTV assumed the Original Detroit Note; and one of PCTV's wholly-owned subsidiaries executed a second note (the "Additional Detroit Note") in favor of the Company in the amount of $2.15 million. As of December 31, 1997 the total outstanding deferred purchase price of the Detroit station was $3,409,510 consisting of the $1,066,010 principal balance of the Original Detroit Note and the $2,343,500 principal balance of the Additional Detroit Note. Due to the uncertainty of collection, the receivable has been written down by $1,066,010.


     Denver, Colorado

     In December 1993 the Company sold its Denver, Colorado WCTV station to American Telecasting, Inc. (ATI), of Colorado Springs, Colorado. The gross purchase price was determined pursuant to a contractual formula to be $6,073,500. After adjustments, the net purchase price was $5,868,434, payable as follows: (1) $250,000 at execution of the sales agreement (2) $1,500,000 at closing (3) $250,000 30 days after closing, and (4) the balance of $3,868,634 is payable at eight percent (8%) interest in monthly interest only payments for the first year, $50,000 per month plus interest for the second year, $125,000.00 per month plus interest for the third year, $83,333 per month plus interest for the fourth year, and $64,036.50 per month plus interest for the fifth year. The Company purchased the lease for the F-Group channels in Scranton, PA and the attendant equipment from ATI for $200,000.00. The original Denver Note was thereby reduced by $195,705.17 of principal and $4,294.83 of interest as payment for the Scranton acquisition. All reductions will be made from the last four payments, September, 1998 through December, 1998. As of December 31, 1997 the outstanding principal amount of this note was $572,733.


Mining Business

     Mining and Energy International Corp./Liberty Hill Mine

     On September 2, 1997 the Company's subsidiary, Mining and Energy International Corp. (MEICO) leased certain portions of the Liberty Hill Mine in Nevada County, California from Big Trees Trust. Big Trees Trust is controlled by Ray Naylor, who is also one of the beneficiaries of the trust. Mr. Naylor is an officer of the Company's Century 21 Mining, Inc. subsidiary, and the Company is relying on his expertise in developing the Mine. The portions of the mine not already leased are held by MEICO under option for the next 30 years. The option payments necessary to exercise MEICO's option (for the optioned parcels) are nominal.

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

     Prior to leasing the mine, MEICO had the mine under option from December 8, 1995. During the option period (December 8, 1995 to August 31, 1997) MEICO paid the trust non-refundable advance royalties in the amount of $840,000 and incurred expenses to develop the mine and construct the ore processing plant in the amount of $1,763,266. From the time it executed the lease to December 31, 1997 MEICO paid the trust advance royalties in the amount $85,000 and promissory note payments in the amount of $-0-. From the time it executed the lease through December 31, 1997 MEICO incurred $300,838 in out-of-pocket expenses related to bringing the mine into operation. Under the lease, MEICO has no obligation to incur operational expenses in any minimum amount.

     In September 1997 the mine operator reportedly placed the mine's ore processing plant into operation and processed several tons of ore. At that time, MEICO was informed that the gold concentration was lower than anticipated and that the clay content of the ore was much higher than had been anticipated, and disposal of the clay mixed with water (i.e., "slimes") generated by the processing plant would exceed that permitted by the Forest Service permit for the mine. Accordingly, MEICO has made the determination to dramatically slow down operations to reduce expenses at the mine pending resolution of these and other issues. Negotiations with the Forest Service to modify the permit have begun. In the meantime, however, the company has dramatically reduced its expenditures and operations at the mine and put in place a "skeleton" crew to maintain and safeguard the equipment.

     When the clay disposal problem is resolved and the mine is placed in operation, MEICO hopes to produce economic quantities of gold and silica, of which there can be no assurance. Through September 10, 1997, 560 tons of ore had been processed at the mine, yielding 75.42 ounces of placer gold, including a 46 ounce nugget. It should be emphasized, however, that this recovery rate is based on very limited experience, and there can be no assurance that economic quantities of minerals will be produced from the mine or that future recovery rates will be consistent with the recovery rates experienced to date.

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

     Reema International Corp.

     Reema International Corp. ("Reema") is a wholly-owned subsidiary of TVCN, Incorporated to explore for and develop business opportunities in the oil and gas industry. Specifically, Reema is in the business of developing projects designed to convert natural gas into transportation fuels ("Gas Conversion Project"). For more information, see the company's previous annual reports, which are incorporated herein by reference. Reema has entered into a Memorandum of Agreement with the government of Trinidad and Tobago for the construction of a Gas Conversion Plant in that country. No definitive agreement has been entered into.

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

     Individual dial-up subscribers are charged an average of $19.95 per month per subscriber with a certain discount for a paid-up yearly subscription. Planet Internet offers a wide range of services to commercial accounts for as little as $50.00 per month for dial-up subscribers to as high as $350.00 per month per subscriber for accounts with high speed digital modems and other internet services. As of December 31, 1997, Planet Internet had 880 subscribers.

     As of December 31, 1997, Planet Internet has purchased internet equipment worth $569,851, and has spent $658,008 for the development of its internet services. On May 7, 1997, Planet Internet has placed a purchase order of $746,445 worth of internet equipment, half of which has been received.

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

Qatari WCTV Station

     In 1992 the Company received a contract from Qatari Government Telecommunications Corporation (Q-Tel) to build a WCTV station in Doha, Qatar and train operations personnel. The Company built the station in 1993, and a provisional acceptance certificate for the station was issued on August 14, 1993. Through May 1996 TVCN personnel assisted in the management and operation of the station and trained Qatari personnel. TVCN has guaranteed the supply of all compatible equipment and spare parts that may be needed for the maintenance, and refurbishment of the equipment, and the continuation of the WCTV operation without interruption over a period of 10 years. The Qatari Wireless cable system was awarded "Cable Operator of the Year" honors at the CABSAT `95 (cable and satellite exhibition).

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

Total Revenues

     The total revenue for the three and nine months periods ending December 31, 1997, was $848,550 and $3,980,496 respectively, as compared to $584,197 and $2,014,779 for the same periods ending December 31, 1996. The increase was due to the sale of the Rome, Georgia station. For further information, refer to 10Q dated
June 30, 1997, which is incorporated herein by reference.

Operating Expenses

     Total operating expenses for the three and nine months periods ending December 31, 1997, are $1,058,329 and $3,832,843 respectively as compared to $1,213,654 and $3,289,165 during the same period ending December 31, 1996. The change in expenses of $543,678 is summarized as follows:
     Decrease in Salaries and Wages                   $<151,832>
     Increase in Programming Fees                        40,196
     Increase in Cost of Goods Sold                      86,460
     Increase in Mine Development                       610,932
     Decrease in General & Administrative Expense      <200,048>
     Increase in Depreciation and Amortization           81,487
     Increase in Interest Expense                        76,483
     NET INCREASE IN TOTAL EXPENSES                   $ 543,678

     The increase in Cost of Goods Sold and Programming Fees is due to the increased efforts to increase Operating Revenues. The increase in Mine Development expenses is due to the increased activity in developing the Liberty Hill Mine. The decrease in Salaries and Wages, and General and Administrative Expenses is a result of management's efforts to reduce costs.

Net Gain

     The net gain <loss> after income tax estimate for the three and nine month periods ending December 31, 1997 was $<136,986> and $96,077, compared to a loss of $<639,469> and $<1,362,220> during the same periods ending December 31, 1996. The increased income during the same periods ending December 31, 1997, is due to the sale of the station in Rome, Georgia, offset by the lower interest from the sales of Cable Operations in Detroit and Denver during 1997.
The increase operating costs were due to the increased costs of mine development.

Income Taxes

See Page 8 "Income Tax" note.

     Estimated income taxes are calculated at 35% for federal obligations.

Liquidity and Capital Resources

     The Company initially financed its growth through loans and the sale of stock. The Company will finance its future growth primarily from the sale of domestic operations.

     To date, the Company has not engaged in any debt financing, with the exception of the BTA's funded through the FCC, and the purchase of the internet equipment. Instead, it has relied on individual or group investments. The company's cash flow for the three months ended December 31, 1997, and December 31, 1996, are summarized as follows:


                                   Dec. 31, 1997       Dec. 31, 1996
                                   _____________       _____________

Unaudited
     Cash Flow From Operating
      Activities                     $ <167,915>        $<1,368,961>
     Cash Flow From Investing
      Activities                     $ 2,229,512        $    699,109
     Cash Flow From Financing
      Activities                     $ <105,856>        $  <291,414>
     Cash - Beginning of Period      $   490,985        $  1,517,449
     Cash - End of Period            $ 2,446,726        $    556,183


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

     Currently, the Company has $2,205,706 in long term debt which is primarily for the purchase of the TVCN corporate headquarters building in Denver, Colorado, for the Basic Trade Area rights purchased during the FCC BTA Auction, and for Equipment Purchases.

     The Company's current assets and liabilities are $4,487,613 and $2,997,940, respectively. The Company's cash position is such that management anticipates no difficulty in its ability to meet its current obligations. The company currently has $85,659 investments in government securities.

     The President, a shareholder and a Director, have advanced loans to the Company totaling $867,707.


Accounts Receivable and Payable

     The decrease in notes receivable, and accounts payable as of December 31, 1997, is due mainly to the receipt of note payment and the payment of invoices.


Advance from Stockholders

     During the period from March 31, 1997 to December 31, 1997, the Company repaid advances from stockholders totaling $145,993.


Subscriber Deposits

     The purchasers of the Denver and Detroit stations limited the subscriber deposits assumed by purchasers to $50,000 and $114,000, respectively. TVCN is responsible for subscriber deposits above these amounts.


PART II.   OTHER INFORMATION

     ITEM 1.     Legal Proceedings

          Except as noted under the heading "Frederick Case Settlement", the Company knows of no material litigation pending, threatened or contemplated, or unsatisfied judgment against it, or any proceedings in which the Company is a party. The Company knows of no material legal actions pending or threatened or judgments entered against any officers or directors of the Company in their capacity as such in connection with any matter involving the Company or the business.


     ITEM 2.   Changes in Securities

          There were no changes in Securities during the third quarter ending December 31, 1997. Refer to 10QSB dated June
30, 1997 for changes in securities during the first quarter ending June 30, 1997.


     ITEM 3.   Default Upon Senior Securities

          None.

     ITEM 4.   Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of shareholders during the quarter ended December 31, 1997.


     ITEM 5.   Other Information

          None.

                              SIGNATURES



     Pursuant to the requirements of The Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     TV COMMUNICATIONS NETWORK, INC.




Date:  February 13, 1998           /ss/Omar A. Duwaik
                                   __________________________
                                   Omar A. Duwaik
                                   PRESIDENT/CEO




                                   /ss/ Dennis J. Horner
                                   __________________________
                                   Dennis J. Horner
                                   VICE PRESIDENT/TREASURER

                              SIGNATURES



     Pursuant to the requirements of The Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TV COMMUNICATIONS NETWORK, INC.




Date:  February 13, 1998           /ss/Omar A. Duwaik
                                   __________________________
                                   Omar A. Duwaik
                                   PRESIDENT/CEO




                                   /ss/ Dennis J. Horner
                                   __________________________
                                   Dennis J. Horner
                                   VICE PRESIDENT/TREASURER