Form 10KSB
period 1998-03-31
TV COMMUNICATIONS NETWORK INC
filed 1998-07-15
CIK 819802

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-KSB



      [X]  Quarterly Report Pursuant to Section 13 or 15(d) of
                 The Securities Exchange Act of 1934
                 For the period ending March 31, 1998

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 41,188,454 shares of the Company's Common Stock ($.0005 par value) were outstanding as of March 31, 1998.

PART I

Item 1.  DESCRIPTION OF BUSINESS


Business Development

TV Communications Network, Inc. ("TVCN" or the "Company") was organized as a Colorado corporation on July 7, 1987.
Its executive offices are at 10020 E. Girard Avenue,
Suite 300, Denver, Colorado 80231, its telephone number is (303) 751-2900 and its fax number is (303) 751-1081.
The Company was formed to seek business opportunities that, in the opinion of management, will provide profit to the Company in any industry in general and the Wireless Cable TV ("WCTV") industry in particular. During its early years, TVCN focused its attention on WCTV operations. After early success, TVCN began to diversify. Now, the Company is a diversified holding enterprise with operations in gas and oil; WCTV; internet; mining and wireless communications.


Oil and Gas Operations

TVCN has an ambitious goal ... to become the Microsoft of the gas and oil industry. With assets of only $11 million, it is hardly apparent that TVCN would become a recognized force in the giant gas and oil industry. But, as Microsoft perfected a process for the computer industry dominated by the likes of IBM, TVCN is now ready to offer a process for the gas and oil industry in competition against the likes of Exxon and Shell.


How Did It All Begin

Qatar is the third largest gas producing country in the world with the largest single natural gas field. In 1992 as TVCN was constructing the world's first WCTV station (outside the USA) in Qatar, it came to the realization that Qatar was not making much profit on exporting its Liquefied-Natural-Gas ("LNG"). The
Qatari requested TVCN to explore for more efficient and profitable applications and utilization of natural gas. It wasn't too long before TVCN's management ran into a technology used by the Germans in the 1920's and then by the South Africans in the 1950's. At the heart of such technology was the Fisher-Tropsch ("F-T") process that converted coal/gas into transportation fuels.
The initial F-T process was not efficient and was not commercially viable, but a few companies claimed the introduction of certain innovations and improvements to optimize the process efficiency. World-wide reviews were conducted by TVCN of the improvements and innovations claimed at that time. After extensive reviews and evaluations, TVCN decided to develop its own F-T process in order to overcome many of the deficiencies identified in then existing technological processes or claimed innovations. Accordingly, TVCN incorporated Reema International in 1993 as a wholly-owned subsidiary for the development of its own Gas-To-Liquid ("GTL") process. A team of industry experts was put together and headed by Glen Clark, who is considered one of the top authorities in the GTL industry. As TVCN, through Reema, began to develop its own technology, we began to negotiate with several foreign countries for securing a gas supply source for a GTL plant. Now, TVCN would like to construct as many
GTL plants as the world can demand, perhaps at least 50 GTL plants throughout the world.


The Name is GTL

At the center of TVCN's ambitious plan is a technological process known as Gas-To-Liquid. It is the

GTL conversion technology for transforming natural gas into finished petroleum products such as diesel, jet fuel, naphtha, etc. The new technological improvements could transform trillions of cubic feet of stranded natural gas in Alaska and other remote areas around the world into valuable finished petroleum products. These petroleum products could generate hundreds of millions of dollars in profits, reduce the U.S. dependency on imported petroleum products, and possibly prevent what
Senator Jesse Helms referred to as a potential "economic calamity ... in America, if and when foreign producers shut off our supply."


Memorandum of Understanding

After years of negotiations, Reema and the government of Trinidad and Tobago signed a Memorandum of Understanding
("MOU") for the construction and operation of a GTL plant in Trinidad. The proposed GTL conversion plant will be employing Reema's propriety technological information.
Reema's GTL plant in Trinidad will be using natural gas from Trinidad. Depending on date of construction completion, the proposed GTL plant might be the world's first commercial GTL plant to process natural gas into about 10,000 barrels per day ("bpd") of high-quality finished petroleum products such as sulfur-free diesel, jet fuel, naphtha and others.

The initial capitalization of Reema's proposed GTL plant in Trinidad is expected to be between $275 and $300 million, for a production capacity of 10,000 bpd over a period of at least 20 years. Reema is negotiating the details of a definitive agreement with the government of Trinidad and Tobago, and is discussing various financing options with financial institutions and interested parties.


How Does GTL Work?

A typical GTL conversion plant consists of three major units. The first section is a gasification or gas reforming unit for converting natural gas into syngas (a mixture of hydrogen and carbon monoxide). The second step is the F-T process unit in which the syngas from the first step is converted into 'soupy' waxy hydrocarbon products. The last unit is for hydrocracking/hydro-isomerization of the wax into the desired product mix such as diesel, jet fuel, naphtha, etc.


Historical Background and Competition

The "heart" of a GTL conversion plant is the Fisher-
Tropsch process. The front end (gasification) and the back end (hydrocracking) units of a GTL plant are relatively standard commercial units that are commercially available today and have been in use for about 40 years. The F-T process itself is not new. It was used by the Germans since the 1920's to convert coal into syngas which was then fed into the F-T process for conversion into transportation fuels. South Africa used the F-T process in the 1950's. However, because of the inefficiency of the early F-T processes, the old GTL technology was not commercially viable. In 1992, Sasol of South Africa began to experiment on a 2500 bpd GTL plant.
The initial focus was on the production of the high-value wax. It is believed that Sasol is now working on the production of transportation fuels, but no information is currently available on such work.

It wasn't until 1993 that Shell built the first commercial GTL plant in Malaysia. However, the Shell plant reportedly focused on the production of high-value products such as solvents, detergents, lubricants and wax, instead of transportation fuels. The capital cost of the Shell plant reportedly was in excess of $850 Million, and the production capacity was 12,500 bpd. A recent fire destroyed part of the plant and that the plant is not currently in operation.

The giant oil company Exxon announced recently that it has completed the construction of a pilot GTL plant for the production of 250 bpd of transportation fuels. As of this date, other than the foregoing, neither Exxon nor others have built any other commercial GTL plant anywhere in the world.


The Critical Significance of the GTL Process

"Refiners will kill for it because it solves formidable clean-air problems, crucial in the United States and other environmentally sensitive countries. Use of no-sulfur feedstocks will save refiners billions of dollars in investments they would have to make to reduce sulfur in motor fuels", reported National Petroleum News, June, 98 ("NPN"). "Crude oil refining could be replaced by integrated gasification synfuel plants to produce fuels of the highest quality. ... the consequences of a breakthrough in this area are so significant that no company in the energy business can afford not to follow developments", continued NPN.

The critical significance of the GTL conversion process stems from three facts. The first is related to the location of the gas fields around the world. The second is related to the premium quality of the finished products as compared to that of those produced from crude oil. The third is due to the impact of GTL products on the U.S. trade deficit and national security.


A.  Gas Locations

More than half of the estimated 5086 trillion cubic feet of natural gas is stranded in remote areas. GTL "... could make use of gas which would otherwise be wasted ...", said the Norwegian state firm Statoil. This is obvious because transporting natural gas through conventional pipelines across continents and oceans is not commercially viable. The alternative has been to liquefy the natural gas through very expensive LNG plants and transport it through specialized and expensive tankers to specialized terminals under special handling to end users. The entire LNG process is so expensive, costing billions of dollars, that it leaves little profit for the gas producing countries and makes the price of gas expensive for end-users. In addition LNG plants have been used only when the amount of gas liquefied and exported is very large, and that the gas price to the end-users at the importing countries is very high.

On the other hand, a typical GTL conversion plant can be built at a cost of approximately $300 million, producing 10,000 bpd of finished petroleum products such as diesel, jet fuel and naphtha which can be transported by conventional means without special terminals or handling. Further, the production capacity of a typical GTL plant can be expanded through a series of modules. Thus, a small plant can start production at the rate of 10,000 bpd, then modularly increase the production capacity to 20,000; 30,000; 40,000 etc. bpd. The capacity appears to be almost endless with one limitation, which is the amount of natural gas available for the process.

In a study conducted by Arthur D. Little ("ADL"), a global consulting firm, it was said that "recent technological improvements and operational experience have finally made GTL an attractive alternative way to commercializing remote natural gas, i.e., LNG and pipeline gas." Tim Patridge, VP of ADL, predicted that "GTL will revolutionize the gas industry the way the first LNG plant did about 40 years ago". Patridge expects "to see 1-2 million bpd GTL industry ... to the tune of 25-50 billion dollars of investment ... And that's just a fraction of the potential 11 million bpd of GTL capacity that could be built based on known economic gas reserves." GTL plants can be built near remote gas fields around the world and transform such fields into massive profit centers.


B.  Premium Quality of GTL Produced Products

"Recent advances in converting natural gas into clean, environmentally friendly oil products could trigger revolutionary changes in the world energy industry," reported Reuters from London, 6-22-98.

In order to appreciate the high quality products produced through the GTL process, one needs to understand that the major cause of pollution in most major cities throughout the world is the presence of sulfur and other impurities in crude oil-derived products. Additionally, aromatics are the major cause of engine wear and tear. Governments are constantly limiting the contents of sulfur and other impurities in crude oil-based products in order to curb the rising levels of pollution. For example, the U.S.
Congress has adopted a resolution to reduce the standard level of sulfur content in diesel from 0.35% to 0.20%.
Similar standards were adopted for aromatics content.

In the early 1990's, Congress attempted to reduce the sulfur content to 0.05%. Oil giants lobbied against the proposed legislation under the claim, among other things, that it would cost upward of $50 billion to meet the proposed standards. The proposed Federal legislation did not pass in Congress. However, the State of California adopted a state resolution to reduce the sulfur standard to 0.05%, whenever available. It is not known at this time if there is any refinery in the USA or the world that has the production capability of meeting the California standard of 0.05%. It is believed that most foreign countries are still operating at the 0.35% high level of impurities. In Great Britain alone, it was reported that some 10,000 deaths occurred as a result of diesel pollution.

In contrast, diesel and jet fuel processed and produced by the GTL process will have zero sulfur, zero aromatics, higher cetane, and a higher smoke point. The quality of the finished products of the GTL process is expected to be so premium that it can be used as a blend with the products derived from crude oil in order to improve their quality and meet ever-increasing stringent pollution standard requirements.


C.  Impact on U.S. Trade Deficit

Petroleum imports, accounting for the largest single item of the U.S. trade deficit in 1997, could top 65% of total consumption within the next five years, according to IOGCC (a 29-state Commission on oil and gas). IOGCC reported to Congress that the "U.S. may have to abandon
60-80% of discovered domestic oil resources by 2015 ...
Clearly the situation as it now stands is intolerable.
As Senator Jessie Helms said earlier this year: 'Economic calamity will occur in America, if and when foreign producers shut off our supply.'"

In the meantime, it is reported that there are trillions of cubic feet of natural gas in Alaska that cannot be transported economically and competitively to the 48 states. GTL plants can be built in Alaska that can produce badly needed high-quality diesel, jet fuel, naphtha, etc. This can generate huge profits, reduce the U.S. trade deficit, reduce U.S. dependence on foreign oil and reduce pollution.


Projected Growth Potential

There are only two commercial GTL plants in the world today - the Shell plant of 12,500 bpd capacity, and the 2500 bpd plant of Sasol in South Africa. While Exxon has a pilot GTL plant, Exxon, at the present, does not have any commercial GTL plant. There is little information about the South African plant. The capital cost of the Shell plant reportedly ranged from $850 million to as high as $2.0 billion. However, the Shell plant is concentrating on the high-value finished products instead of transportation fuel. Therefore, the Shell plant is not really a typical GTL plant.

Based on Reema's proprietary design criteria and specifications, the following parameters are projected for a typical GTL plant:

     Capital Cost:             $300 million
     Feedstock:                natural gas
     Production:               10,000 bpd
     Life Span:                Minimum 20 years
     Total Gross Revenues:     $2.32 billion
     Avg. Yearly Revenues:     $116 million

The current estimate of world reserves of natural gas is 5086 trillion cubic feet. More than one-half of known natural gas is in stranded gas fields far away from world markets. This is a sufficient feedstock for hundreds, if not thousands of GTL plants around the world. The dwindling crude oil reserves throughout the world underscores the critical role that the GTL conversion process will play in the coming years. Moreover, with the advent of the GTL conversion process, exploration activities for natural gas may intensify in the coming years.

According to Arthur D. Little, 11 million bpd could

potentially
be produced by GTL plants. Using the size of Reema's proposed plant of 10,000 bpd, and an average operating revenues of $116 million per year, the market potential for GTL as projected by ADL would be as follows:


     Average
     Number of    Finished Petroleum     Oper. Revenues
    GTL Plants    Products (1000 bpd)       Per Year


       1               10                $116.0 million
      50              500                $  5.8 billion
     100            1,000                $ 11.6 billion
     500            5,000                $ 58.0 billion
   1,100           11,000                $127.6 billion
   2,000           20,000                $232.0 billion


In order to evaluate the growth potential of GTL in the U.S. market alone, the following should be taken into account:

Trillions of cubic feet of natural gas is stranded in Alaska. Giant oil and gas companies reportedly cannot even place a book value on their gas reserves because of a current lack of marketability.

  - Oil consumption in the U.S. in 1996 was 18.3 million bpd. It is projected to reach 21.3 by 2005.

  - U.S. Petroleum imports could top 65% of total consumption within five years.

  - Petroleum imports account for the largest single item of the U.S. trade deficit.

  - The U.S. may have to abandon 60-80% of discovered domestic oil resources by 2015.

Taking the foregoing into account, the U.S. market alone could handle hundreds of GTL plants of the size proposed by Reema, generating revenues in the tens of billions of dollars per year.


Wireless Cable TV ("WCTV") Operations

The WCTV industry was created in 1983 when the FCC began licensing WCTV stations to broadcast multiple TV channels per station on microwave frequencies. The WCTV frequency spectrum is now divided by the FCC into groups of frequencies such as MMDS ("Multichannel Multi-point Distribution Service"), ITFS ("Instructional Television Fixed Service"), OFS ("Operational
Fixed Service"), as well as the MDS band previously available.
MMDS, MDS and OFS frequencies are licensed to commercial entities for commercial use, while ITFS frequencies are licensed to educational institutions for educational, instructional and cultural TV programs. However, educational institutions are allowed to lease any excess capacity on their ITFS channels to commercial entities for commercial use. A television station that employs MMDS, MDS, OFS and/or leased ITFS microwave channels to broadcast cable TV programming to subscribers for monthly fees, is referred to as a WCTV station.

The FCC regulates the construction, operation, and reporting requirements of WCTV stations, which transmit from 4 to 33 analog TV channels of programming and have a range of 25 to 50 miles from the transmitting station. With new digital equipment coming to the marketplace, each 6 MHz channel will be able to deliver up to six different TV programs. The costs involved in digital transmissions is very prohibitive now, but as demand increases, these costs should become more affordable. A WCTV station can deliver a variety of signals, including subscription television, data, and other related entertainment and communications services. WCTV station subscribers capture the microwave signals by means of a specially designed partial parabolic antenna. The captured microwave signals are then converted to frequencies recognizable by a standard television set.


Wireless Cable Stations

Salina, Kansas - TVCN is currently operating a WCTV in Salina, Kansas. The Salina operation broadcasts on 19 channels to a base of 525 subscribers and has two employees. Zenith scrambling equipment was introduced into the Salina head-end equipment in November and December, 1996, each subscriber's household received a new descrambler (set-top converter), and the Company added ESPN, Showtime and Flix to its programming package.

Mobile, Alabama - The Company's Mobile, Alabama license is operated by Mobile Wireless TV. For the use of this license the Company received two cash payments totaling $200,000. In addition, the Company receives a transmission fee which is the greater of $2,000 per month; $0.50 per subscriber per month; or two percent of the gross monthly revenues of the station.

San Luis Obispo, California - Currently, the Company is broadcasting on seven channels to 48 subscribers in the San Luis Obispo area.

Other Stations - The Company also owns a WCTV station in Hays, Kansas. In cooperation with its affiliate MDA, the Company has constructed four channel WCTV stations in Myrtle Beach, South Carolina; Quincy, Illinois; Rome, Georgia; and Scottsbluff, Nebraska. None of these stations have been leased. The Rome, Georgia station was sold to BellSouth.

In addition, in an effort to expand its concentration of WCTV stations in the West Virginia and Pennsylvania areas, the Company has applied for five vacant channels in the Scranton/Wilkes-Barre/Hazelton BTA. The Company purchased the F Group lease from American Telecasting, Inc. for $195,705.


                    The FCC Spectrum Auction

From November 13, 1995 to March 28, 1996 the FCC conducted an auction of a certain portion of the microwave spectrum used by WCTV stations. In this auction the FCC divided the country into Basic Trade Areas ("BTAs"), according to certain geographic WCTV markets. The successful bidder on each BTA acquired the right to obtain the licenses for all parts of the commercial WCTV spectrum in the BTA which were not already under license. In order to qualify to participate in the auction, each bidder was required to pay an up-front payment to the FCC. The Company's up-front payment was $300,000 with a small business bidding credit of $400,000.

The FCC conducted the auction as an electronic simultaneous multiple round auction through a specially prepared automated auction software program. The auction closed after 181 rounds. Sixty-seven auction participants made successful bids on one or more BTAs. CAl Wireless Systems, Inc. was the largest participant in terms of dollar volume, purchasing 32 BTAs for $48.8 million. Heartland Wireless Communications, Inc. purchased the most BTAs, acquiring 93 BTAs for a total of $19.8 million.

The Company was the successful bidder on the following 12 BTAs:
Clarksburg-Elkins, Fairmount, Logan, Morgantown, Wheeling, West Virginia; Steubenville, Ohio/Weirton, West Virginia; Dickinson and Williston, North Dakota; Scranton/Wilkes Barre/Hazleton and Stroudsburg, Pennsylvania; Scottsbluff, Nebraska; and Watertown, New York. The Company's net bid was $1,276,000 (taking into account the 15% small business credit TVCN received). This made TVCN the tenth largest participant in terms of the number of BTAs acquired, and the 22nd largest participant in terms of dollar volume. The total amount outstanding on this obligation is $1,020,445, which the Company is financing over ten years as described in the notes to the company's financial statements.
The Company has not yet finalized its plans with respect to development of WCTV stations in these BTAs, and there is no assurance that the Company will have sufficient resources to develop such stations.


               Sale of WCTV Stations

Detroit, Michigan

In 1994 the Company sold its WCTV station in Detroit, Michigan to Eastern Cable Networks of Michigan, Inc. ("ECNM"), a subsidiary of Eastern Cable Network Corp. ("ECNC"). The consideration received by TVCN was $11,000,000 payable as follows: (1) a deposit of $250,000;
(2) $2.25 million cash at closing; (3) $500,000 90 days after closing;
(4) up to $2.0 million payable as a function of ECNMs ability to successfully expand its services; (5) $500,000 nine months after closing; and (6) a $5.5 million promissory note secured by a lien upon the entire station.

On August 30,1995, ECNM sold the Detroit station to a subsidiary of Peoples Choice TV ("PCTV"). In September 1995 the Company filed a lawsuit in the District of Columbia Superior Court seeking damages and to set aside the transaction on the grounds that it violated the agreement pursuant to which TVCN sold the Detroit station to ECNM in 1994. On January 12,1996 the parties settled the lawsuit effective December 31, 1995. Pursuant to the settlement, the Company released ECNC from all liability and consented to PCTVs assumption of the note secured by the Detroit station (the Original Detroit Note). In return, ECNC and PCTV paid the Company $614,120 in cash; PCTV assumed the Original Detroit Note; and one of PCTVs wholly-owned subsidiaries executed a second note (the Additional Detroit Note) in favor of the Company in the amount of $2.15 million. As of March 31, 1998 the total outstanding deferred purchase price of the Detroit station was $3,061,186, consisting of the $717,686 principal balance of the Original Detroit Note and the $2,343,500 principal balance of the Additional Detroit Note.


Denver, Colorado

In December 1993 the Company sold its Denver, Colorado WCTV station to American Telecasting, Inc. ("ATI"), of Colorado Springs, Colorado. The gross purchase price was determined pursuant to a contractual formula to be $6,073,500. After adjustments, the net purchase price was $5,868,434, payable as follows: (1) $250,000 at execution of the sales agreement; (2) $1,500,000 at closing; (3) $250,000 30 days after closing; and
(4) the balance of $3,868,634 is payable at eight percent (8%) interest in monthly interest only payments for the first year, $50,000 per month plus interest for the second year, $125,000.00 per month plus interest for the third year, $83,333 per month plus interest for the fourth year, and $64,036.50 per month plus interest for the fifth year.

After the closing a dispute arose between the Company and ATI concerning a number of post-closing contractual price adjustments. On October 2, 1995 ATI and the Company settled this dispute, and pursuant to the settlement agreement ATI paid the Company $47,500, and the parties released one another from all liabilities, except ATI is still liable to the Company for the promissory note secured by the Denver station. The Company purchased the 4 channel F-Group lease in Scranton, PA from ATI. To pay for the purchase, the note was reduced by $195,705. As of March 31, 1998 the outstanding principal amount of this note was $380,623.


Rome, Georgia

In January, 1997, TVCN and MDA, an affiliated company, began to negotiate the acquisition of MDA of Georgia, Inc. by TVCN in exchange for stock of TVCN. On June 17, 1997, the two companies completed the transaction. Pursuant to the acquisition agreement, TVCN acquired all issued and outstanding stock of MDA of Georgia, Inc. (a wholly owned subsidiary of MDA, Inc.). In exchange, TVCN agreed to issue 17,953,321 shares of its common stock. The only asset of MDA of Georgia was a four-channel MMDS station in Rome, Georgia with a market value of about $2.0 million.

The number of shares issued to MDA was calculated as follows: the highest bid prices of TVCN stock at the close on each of the previous four Fridays were $0.14, $0.13, $0.15 and $0.15, as reported by the National Quotation Bureau. The average of such high bids is $0.1425 per share. Since the shares issued by TVCN are restricted shares, and TVCN has historically discounted restricted shares by 20%, the discounted average high bids of $0.1425 was discounted by 20% to $0.114 per share. Accordingly, in exchange for all the issued and outstanding shares of MDA of Georgia, Inc. TVCN issued 17,953,321 shares to MDA.

Both TVCN and MDA are owned and/or controlled by more than 80% by Mr. Omar Duwaik, who is the president and CEO of both companies. This transaction is a non-arms length transaction and was approved by the shareholders of both TVCN and MDA. TVCN subsequently sold the Rome, Georgia WCTV station to BellSouth Wireless, Inc. for $2,000,000 in cash. The FCC approved the transfer to BellSouth on April 24, 1997.


Pager Business

In February, 1997, TVCN purchased the assets of a pager business
In Georgia for $100,000. The business sells pagers, cellular phones, airtime for pagers, and accessories from locations in Calhoun and Dalton, Georgia. This business currently has over 1,000 airtime customers, who are charged $12.95 or more per month. The stores have five employees. The Company believes this is a fast growing business with great potential for aggressive competitors.


Mining Business

Mining and Energy International Corp./Liberty Hill Mine

On September 2, 1997 the company's subsidiary, Mining and Energy International Corp. ("MEICO") entered into two agreements with "Big Trees' Trust" and "Naylor 1996 Charitable Remainder Trust under date of December 30, 1996," of Applegate, California (collectively, "Big Trees Trust") concerning the Liberty Hill Mine in Nevada County, California. Under the first agreement MEICO agreed to lease ten unpatented mining claims, consisting of about 200 acres of the Liberty Hill Mine, for thirty years.
Under the second agreement, MEICO acquired an option to lease 109 other unpatented mining claims, consisting of approximately 1,750 acres of the Liberty Hill Mine, for a nominal option price. Big Trees Trust is controlled by Ray Naylor, who for many years was an officer of the Company's Century 21 mining subsidiary.

Under the terms of the lease agreement, MEICO agreed to lease the subject mining property for thirty years, with an option to terminate the lease without penalty. MEICO agreed to pay the out-of-pocket costs of operating the mine. In addition to these out-of-pocket expenses MEICO agreed to pay Big Trees Trust a nonrefundable advance against royalties of $40,000 per month (or 15% of the ores mined and sold, whichever is greater). As of March 31, 1998 MEICO had expended a total of $2,103,650 in out-of-pocket expenses to bring the mine into operation. In addition, to these expenses, MEICO has paid Big Trees Trust a total of $955,000 in advance royalties. Capital expenditures on the mine amounted to $433,399. Thus total expenditures of all kinds through March 31, 1998 were $3,492,049. An additional $33,800 was spent on Century 21 mining equipment used at the Liberty Hill Mine.

Development of the Liberty Hill Project began in the winter of 1996. MEICO contracted with Ray Naylor to be the operator of the mine and to develop the project. Beginning in the summer of 1996, Ray Naylor assured MEICO that the mine was on the verge of production. However, for one reason or another, including inclement weather, inadequate water purification equipment, unanticipated clay content of the ore, etc., Mr. Naylor never actually brought the mine into operation. Therefore, in the fall of 1997 MEICO began to suspect that Mr. Naylor was unable or unwilling to bring the mine into production. On March 5, 1998 TVCN and MEICO sued, inter alia, Big Trees Trust and Ray Naylor in a dispute over the lease and operation of the Liberty Hill Mine. In its complaint MEICO alleges that it was fraudulently induced to enter into the mining lease and that Ray Naylor breached his contract to operate the mine on MEICO's behalf in a good and miner-like fashion. MEICO and TVCN claim damages in excess of $3.5 million. While no answer has been filed in the case, Mr. Naylor has informed MEICO that he believes it is in default under the lease and has served a notice of termination of the lease on the Company. On May 20, 1998 the Court entered an order on the parties' stipulated motion submitting the matter to binding arbitration. The parties have agreed to the appointment of Mr. Murray Richtel of the Judicial Arbiter Group, Inc. as the arbitrator in this matter, and an arbitration hearing has been set for September 10, 1998. The arbitration proceeding is in its initial stages, and no discovery has been conducted. At this preliminary stage it is not possible to predict with any certainty the probable outcome of this matter. However, TVCN intends to prosecute its claims vigorously.


Century 21/Mountain House Mine

The Company acquired a controlling interest in Century 21 Mining, Inc. in December 1989. Century 21's principal asset is the Mountain House Mine. The mine is not yet in operation. The status of this mine has not changed since the last fiscal year. For more information, see the company's previous annual reports, which are incorporated by reference.


Reema International Corp.

Reema's day-to-day operations are managed by its Senior Vice President, Glen Clark. Mr. Clark is the manager and driving force behind the GTL project with some 44 years broad management experience domestically and internationally. Previously, Mr. Clark was with Ford Bacon & Davis Technologies in charge of the Environmental Department. Prior to that, he was responsible for managing a 300-person Engineering and Design Drafting Group at Gulf Interstate Engineering, where they provided design and drafting services to the pipeline (Liquid & Gas) and related process industries. At M.K. Kellogg, Mr. Clark was responsible for world-wide start-up to completion operations of an average of over 30 projects employing over 2,500 people around the world. The projects included LNG (and regasification), ammonia, fertilizer, methanol, cogeneration, carbon dioxide (recovery, purification and reinjection), catalytic cracking and refinery operations and maintenance. At Bechtel Petroleum (an $11 Billion company), Mr. Clark was responsible for all synfuel project activities. The projects included coal gasification, heavy oils, tar sands, oil shale, biomas conversion and coal liquefication. At Allied Chemical (a $13 Billion company), for over 27 years, Mr. Clark progressed from an entry-level foreman to become the vice president with a wide range of responsibilities that included managing the operations of 20 chemical plants. Mr. Clark has a B.S. in Ch.E. from Penn State and an MBA from NYSU. He has completed graduate marketing and management courses at Columbia University and an advanced management program at Harvard University.


Internet Business Opportunities

On February 16, 1996 the Company incorporated its wholly-owned subsidiary, Planet Internet Corp. ("Planet") as an Internet Service Provider ("ISP"). Planet provides internet service to subscribers. During the first year of testing and operation, Planet concentrated its efforts on local individual accounts. Planet has now begun concentrating on commercial accounts and expanding its services nationwide.

Individual dial-up subscribers are charged an average of $19.95 per month per subscriber with a certain discount for a pre-paid yearly subscription. Planet offers a wide range of services to commercial accounts for as little as $50.00 per month for dial-up subscribers to as high as $350.00 per month per subscriber for accounts with high speed digital modems and other internet services. As of March 31, 1998, Planet had 836 subscribers.

As of March 31, 1998, Planet Internet has purchased internet equipment worth $584,696, and has spent $1,008,068 for the development of its internet services. On May 7, 1997, Planet has placed a purchase order of $746,445 for additional internet equipment.


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


Qatar WCTV Station

In 1992 the Company received a contract from the Qatari Government Telecommunications Corporation ("Q-Tel") to build a WCTV station in Doha, Qatar and train operations personnel. The Company built the station in 1993, and a provisional acceptance certificate for the station was issued on August 14, 1993. Through May 1996, TVCN personnel assisted in the management and operation of the station and trained Qatari personnel. TVCN has guaranteed the supply of all compatible equipment and spare parts that may be needed for the maintenance, and refurbishment of the equipment, and the continuation of the WCTV operation without interruption over a period of 10 years. The Qatar wireless cable system was awarded Cable Operator of the Year honors at the CABSAT 95 (cable and satellite exhibition).


Business of Issuer

TVCN has not constructed any commercial GTL plants as of this date. Therefore, the gas and oil operations are not discussed in this section. For the development of these operations, see "Business
Development" herein.


Principal Services and Markets

The Company owns MMDS licenses in Mobile, Alabama; San Luis
Obispo, California; Salina, Kansas; Hays, Kansas; and Scranton/Wilkes-Barre, PA. The Company's MMDS license in
Mobile is leased to an independent WCTV operator. The Company constructed stations in Myrtle Beach, South Carolina; Quincy, Illinois; Rome, Georgia; Woodward, Oklahoma; and Scottsbluff, Nebraska under authority from MDA. Currently, the only WCTV stations the Company is operating are in the Salina, Kansas and San Luis Obispo, California areas. The Company is leasing its Mobile, Alabama license as well as the Woodward, Oklahoma license (under authority from MDA). The company has had inquiries concerning the leasing of the channels in Quincy, Illinois; Scottsbluff, Nebraska; Hays, Kansas;
and Myrtle Beach, South Carolina. The license in Rome, Georgia was sold to BellSouth. See Rome, Georgia, Inc. on Page 12 for details.

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

The so-called head-end equipment at a WCTV broadcast station typically includes satellite receiving equipment, descramblers, transmitters, encoders (scramblers), combiners, waveguides and omni-directional or cardioid antenna located at the tower site in each location. Television programming, received via satellite at each broadcast facility, is retransmitted over microwave frequencies in a scrambled mode over the WCTV channels owned or leased by the WCTV operator. The signal is received by the subscribers' reception equipment. The scrambled signal is then decoded at each television outlet by an authorized set-top converter.

Subscriber reception equipment typically consists of a television antenna designed to provide reception of VHF/UHF off-air programming (provided as an option to consumers), a microwave receive antenna (about 27" tall and 18" wide), a down-converter, a set-top converter (descrambler and channel selector) and various other component parts.


Competition

The Company competes for viewers with the television networks, independent television stations and other video suppliers such as cable television, satellite television program services, Direct
Broadcast Satellite ("DBS") and video cassettes.

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

Other sources of competition include low power television stations and DBS transmissions to homes. Wireless and traditional cable communication systems face substantial competition from alternative methods of distributing and receiving television signals, and from other sources of entertainment such as movie theaters and home video rentals.

Finally, in most areas of the country, including areas served by the Company, off-air programming can be received by viewers who use their own antenna. The extent to which a WCTV operator competes with off-air programming depends upon the quality and quantity of the broadcast signals available by direct antenna reception compared to the quality and diversity of the operators WCTV programming.

Advances in communications technology and changes in the marketplace are constantly occurring. Thus, it is not possible to predict the effect that ongoing or future developments might have on the cable communications industry. The ability of the Company's systems to compete with present, emerging and future distribution media will depend to a great extent on obtaining attractive programming. The continued availability of sufficient quality programming may in turn be affected by the developments in regulation or copyright law. In addition to management and experience factors, which are material to the Company's competitive position, other competitive factors include authorized broadcast power allowance, number of leased channels, access to programming and the strength of local competition. The Company competes with a great number of other firms in all phases of its operations, many of which have substantially greater resources than the Company.


Agreements with Program Suppliers

A WCTV operator can offer its subscribers a broad range of television programming, including popular channels like ESPN, CNN, WTBS, DISCOVERY, LIFETIME, CNBC, WGN, NICKELODEON, WWOR, A&E , USA, CMTV, MTV, SCOLA, and SHOWTIME. As well as offering the local ABC, NBC, CBS, FOX, Warner Brothers TV, United Paramount Network and FOX affiliates, PBS stations, independent stations and local UHF channels. The Company has agreements with World Satellite Network to provide certain programming for its Salina and San Luis Obispo stations, and directly with the programming sources ESPN, The Family Channel and The Nashville Network.


Patents, Trademarks and Licenses

The Company owns MMDS licenses in Mobile, Alabama; San Luis Obispo, California; Salina, Kansas; Hays, Kansas; and Scranton/Wilkes-Barre, Pennsylvania. All licenses issued by the FCC are subject to renewal. The Company has also constructed stations in Myrtle Beach, South Carolina; Quincy, Illinois; Rome, Georgia; Woodward, Oklahoma; and Scottsbluff, Nebraska under authority from MDA, an affiliate which holds the MMDS licenses for these stations. The Company subsequently sold the Rome, Georgia station and license to BellSouth Wireless, Inc.

In addition, the Company successfully bid on twelve BTAs in the recent FCC auction of a portion of the microwave spectrum (see FCC Spectrum Auction herein). The Company received these 12 BTA licenses in October of 1996 with grant dates of August 16, 1996 and build-out dates of August 16, 2001. The company applied for the transfer of the San Luis Obispo, California BTA license and received FCC approval of the transaction on May 23, 1997.

The Company's wholly-owned subsidiary, Planet Internet
Corporation, registered the trade names fun.edu and TVCN.NET with the Colorado Secretary of State (see Internet Business Opportunities herein).

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

      Channel Group     No. of Channels
      A Group                     4
      B Group                     4
      C Group                     4
      D Group                     4
      E Group                     4
      F Group                     4
      G Group                     4
      H1, H2, and/or H3           3
      Channel 1                   1
      Channel 2 (or 2A)           1
      Total                      33


Of the 33 channels in this part of the spectrum a commercial WCTV operator can directly own the licenses for the eight MMDS channels (groups E and F), the OFS channels (H1, H2 and/or H3) and the MDS channels (1 and 2 or 2A). This allows a WCTV operator to directly own up to thirteen (13) channels. In addition, the FCC has authorized educational licensees of ITFS channels (groups A, B, C, D and G) to lease their excess capacity for commercial use, including subscription television service.

Broadcasting licenses for WCTV facilities are granted for a maximum period of ten years and are renewable upon application. Prior to the expiration of a license, the licensee must submit an application for renewal of the license evidencing that the licensee has been complying with the FCC's rules and regulations. While there can be no assurance that renewal of a license will be granted, historically, such licenses have been renewed if the licensee has complied with the FCC's rules and regulations for the operation of the facilities, as well as the rules relating to the types and nature of transmission equipment.

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

On March 14, 1997 over 100 industry participants submitted a proposal to the FCC for a petition for rulemaking. The petition suggests some sweeping changes, such as: 1) allowing an operator to cellularize transmissions within its market; 2) allowing neighboring operators to police their own borders to prevent unwanted interference, with the FCC being called in only if such cooperation fails; 3) allowing an operator the right to turn a channel or parts of a channel around for two-way communications;
4) allowing an operator to put all required educational programming on any channel within a system instead of on a certain channel licensed to the educator; and 5) allow that if an operator sets up some twenty transmission points within its market, that the sum of the output power of all twenty transmitters does not exceed the authorized power of the original license.

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


Employees

As of March 31, 1998, the Company had 33 employees.


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

Since inception, the Company has financed its capital and operating cash requirements through loans and advances from the Company's president, other shareholders, and the sale of common and preferred stock. The Company is now considering different debt financing options. There is no certainty that the Company will be able to obtain all required financing.


Summary

The most dominant business about which financial information is presented elsewhere in this report is the construction, sale, lease and operation of WCTV stations. The principal service is the providing of subscription TV programs to commercial and private subscribers. As of this date, the method of distribution is by over the air microwave signals. The leasing of MMDS and other microwave TV channels is essential to this business. The practice of the Company relating to working capital is to have an adequate amount of inventory and in particular, the receiving equipment for the installation of new subscribers. The Company's principal methods of competition includes lower price, better service, and product performance (better picture quality). Another advantage is the ability of the microwave signal to reach subscribers in areas not economically feasible for the cable TV operators. Increasingly, satellite television program services are competing with the Company. The negative factors include a lesser number of channels and consequently a lesser number of programs. As disclosed above, the Company is also involved in other business opportunities, including mining, internet access, and gas conversion projects.


Item 2. DESCRIPTION OF PROPERTIES

The Company retains ownership of substantially all system equipment necessary to provide its services to subscribers. Such system equipment includes all reception and transmission equipment located at the tower (i.e., the head-end equipment), reception equipment located at each subscriber location (i.e., subscriber equipment) and related computers, diagnostic equipment and service vehicles, and facilities. The Salina, Kansas system equipment is valued at $540,581. The Company's WCTV facilities are, in the opinion of management, suitable and adequate by industry standards.

The Company owns its executive offices in Denver, Colorado. The Company also owns a warehouse in Detroit, which is leased to PCTV at the rate of $4,000 per month until March 1999, and vacant land in Arapahoe and Jefferson Counties in Colorado, which is being held for future development. Physical assets of the Company, except for the mortgage on corporate headquarters, and a lease on Internet equipment with Ascend Equipment Leasing Co., and are not held subject to any major encumbrance.


Item 3.  LEGAL PROCEEDINGS

     (1) Mining and Energy International Corporation and TV Communications Network, Inc. v. Big Trees Trust et al., Case No. 98 WM 537 in the United States District Court for the District of Colorado. On March 5, 1998 TVCN and its wholly-owned subsidiary MEICO sued, inter alia, Big Trees Trust and Ray Naylor in a dispute over the lease and operation of the Liberty Hill Mine in Nevada County, California. In its complaint MEICO alleges that it was fraudulently induced to enter into the mining lease and that Ray Naylor has breached his contract to operate the mine on MEICO's behalf in a good and miner-like fashion. MEICO and TVCN claim damages in excess of $3.5 million. While no answer has been filed in the case, Mr. Naylor has informed MEICO that he believes it is in default under the lease and has served a notice of termination of the lease on the Company. On May 20, 1998 the Court entered an order on the parties' stipulated motion submitting the matter to binding arbitration. The parties have agreed to the appointment of Mr. Murray Richtel of the Judicial Arbiter Group, Inc. as the arbitrator in this matter, and an arbitration hearing has been set for September 10, 1998. The arbitration proceeding is in its initial stages, and no discovery has been conducted. At this preliminary stage it is not possible to predict with any certainty the probably outcome of this matter. However, TVCN intends to prosecute its claims vigorously.

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


Settlement of Class Action

On April 2, 1994, two TVCN shareholders filed a class action suit against TVCN in the United States District Court for the District of Colorado under Case No. 94-D-837. MERTON FREDERICK, as
Trustee of the M&M Frederick, Inc. Profit Sharing Plan, f/k/a M&M Frederick, Inc. Defined Benefit Pension Plan; and F.S. WORKMAN;
on Behalf of Themselves and All Others Similarly Situated, were the Plaintiffs, and the Defendants were TV COMMUNICATIONS NETWORK, INC.; TVCN OF MICHIGAN, INC.; TVCN OF WASHINGTON, D.C., INC.; INTERNATIONAL INTEGRATED SYSTEMS; TVCN INTERNATIONAL, INC.; INTERNATIONAL EXPORTS, INC.; OMAR DUWAIK; JACOB A. DUWAIK; KENNETH D. ROZNOY; SCOTT L. JENSON; AND SCOTT L. JENSON, P.C.

The Company has always emphatically denied the plaintiffs' allegations in this legal action and was vigorously defending the case. However, because of the continued drain on the Company's resources caused by nearly four years of protracted and expensive litigation, on October 31, 1997 the Company agreed to settle the case. Pursuant to the terms of the settlement agreement, the Company agreed to pay the plaintiffs the sum of $1.5 million in full settlement of all their claims of any nature whatsoever. On March 3, 1998 the Court approved the settlement and dismissed the class action with prejudice.

Of the $1.5 million paid pursuant to the settlement agreement, $705,268.82 was paid as fees and expense to the plaintiff class's counsel. The remaining funds were ordered distributed to the members of the class that had filed valid proofs of claim. In addition, pursuant to the settlement agreement, those class members who had purchased shares of TVCN stock during the class period and who still retained the stock at the time of the settlement, were required to relinquish those shares back to the Company in order to participate in the settlement. Pursuant to this provision, the Company received 793,111 shares of stock from class members participating in the settlement. The Company will cancel the shares of common stock returned as a result of the settlement.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

No matters were submitted for a vote of security holders of the Company during the fourth quarter of the fiscal year ended March
31, 1998.


PART II

Item 5.  Market for the Registrant's Common Equity and Related
Stockholder Matters

The Company's common stock has traded on the over the counter market ("OTC") since January 11, 1988. As of March 31, 1998, there were twelve stock brokerage firms making a market in the Company's common stock. The high bid and low asked prices of the common stock of the Company have been as follows:

                                  High Bid               Low Bid
           Quarter Ending         Per Share             Per Share
               3/31/92              4.88                   3.88
               3/31/93               .38                    .25
               3/31/94               .19                    .14
               3/31/95               .15                    .13
               3/31/96               .07                    .02
               6/30/96               .75                    .06
               9/30/96               .19                    .13
              12/31/96               .13                    .06
               3/31/97               .17                    .08
               6/30/97               .17                    .07
               9/30/97               .07                    .05
              12/31/97               .31                    .03
               3/31/98               .34                    .15

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

As of March 31, 1998, there were 2,040 record holders of the Company's common stock. As of March 31, 1998 there were 41,188,454 shares of common stock outstanding.

The Company has not paid cash dividends on its common stock and does not anticipate paying cash dividends for the foreseeable future. The Company anticipates that all earnings, if any, will be retained for development of the Company's business.


NASDAQ Listing

In 1989, the Company made an application to have its common stock listed and quoted on the NASDAQ System. The application was denied. One of the requirements for listing on NASDAQ is that the common stock of the company requesting inclusion have a minimum bid price of $3.00 per share. The current price of the stock does not meet the requirements of NASDAQ. The Company intends to reapply for listing when the listing requirements are met.


Conversion of Preferred Stock

Class C Preferred Stock - Class C Preferred Stock is non-cumulative. Holders of Class C Preferred Stock are entitled to receive non-cumulative dividends of up to six percent (6%) per annum from the net profits of the Company, when and if declared by its Board of Directors. The conversion rate is two shares of Class C Preferred Stock for one share of Common Stock. A thirty day (30) notice was given as required to holders in a call for redemption by the Company, during which thirty day (30) period the holders of Class C Preferred Stock are entitled to convert their Preferred Stock into Common Stock. The Company had issued 400,000 Class C Preferred Shares to MDA (a company related by virtue of having several mutual stockholders, officers and directors, including Omar Duwaik), in exchange for Transmission Equipment and MDA requested the conversion of its Class C Preferred Stock. The
Company issued 200,000 Restricted Common Shares to MDA on May
29, 1997. Another 380,000 Class C Preferred Shares were issued to AT&I (a company related by virtue of having mutual stockholders, officers and directors, including Omar Duwaik), as partial payment for the acquisition of the Company's Headquarters Building. The headquarters building had a fair market value of $930,000 and the Company assumed a $550,000 mortgage. AT&I requested the conversion of its Class C Preferred Stock and the Company issued 190,000 Restricted Common Shares to AT&I on May 29, 1997.

Class D Preferred Stock - The Class D Preferred Stock is convertible into common stock of TVCN at the rate of one Class D Preferred
Share for one Common Share of TVCN, provided that such conversion is not made for a period of four (4) years from October 1991; and holders of Class D Preferred Stock shall be entitled to receive non-cumulative and non-participating dividends from TVCN's net profits at the rate of up to nine percent (9%), when and if declared by TVCN.

In 1991, the Company made a successful bid on certain assets and businesses of Microband together with MDA, an affiliated company substantially owned and controlled by TVCN's president, in addition to having some mutual officers and directors. When TVCN and MDA became the successful bidders, it was partially due to the fact that MDA had collateralized the bid with a number of licenses. The Company issued 4,864,000 Class D Preferred Shares pursuant to the asset acquisition from Microband. Consequently, when the opportunity came to buy back the TVCN preferred stock from Microband for $152,000, it was mutually agreed that MDA should derive the benefit from the discount as consideration for its part in making the winning bid. TVCN received the assets and businesses for its part. The Class D Preferred Stock was recorded at the repurchase price. MDA requested this preferred stock be converted into common stock, and the company issued to MDA 4,864,000
Restricted Common Shares on May 29, 1997.


Item 6.  Management's Discussion and Analysis of Financial

Condition and Results of Operations


The total primary operating revenue for 1998 was $1.2 million compared to $1.1 million in 1997. The increase is due to higher revenues from operations. The net income for 1998 was a loss of $571,000 compared to a loss of $959,000 last year. Expenses for 1998 were $6.3 million compared to $4.8 million in 1997. The difference was primarily due to the shareholder lawsuit expenses and settlement.

Salaries and wages were $1,659,000 in 1998 compared to $1,368,000 in 1997. Staffing has increased due to operations relating to the Internet, and developing the Liberty Hill Mine.


                  SUMMARY INCOME STATEMENT
              HIGHLIGHTING NET OPERATING INCOME
          BEFORE INTEREST, DEPRECIATION & AMORTIZATION

                                 1998                  1997

Revenues                    $  1,201,829           $  1,146,144
Operating expenses          $  5,430,998           $  4,108,282
                            $ (4,229,169)          $(2,962, 138)

Interest, depreciation and
amortization before gain
on the sale of cable
operations and cumulative
effect of a change
in accounting method        $    857,093            $   690,857

OPERATING LOSS              $ (5,086,262)           $(3,652,995)


This table shows the effect of operating expenses on net income, interest expense and the non-cash items, depreciation and amortization. This presentation is not an alternative to GAAP operating income as an indicator of operating performance, but will show net operating income before non-cash items and interest.

As set forth in the attached audited financial statements, the assets of the Company at the end of March, 1998 were $11,012,467. Similarly, the Company's revenues for the foregoing fiscal years of 1997 and 1998 were $1,146,144 and $1,201,829, respectively.
The operating revenue increased by $55,685 from 1997 to 1998, due primarily to higher revenues from Operations. The revenues were generated from channel lease fees, the subscriber fees from the wireless operations, the subscriber fees from Internet operations, and interest income from the notes receivable and investments. The foregoing operating activities during fiscal years 1997 and 1998 resulted in losses of $3,652,995 and $5,086,262 respectively.
The increased loss resulted from the cost of the settlement of the shareholders' lawsuit. The gain recognized on the sale of operations for fiscal year 1997 and 1998 was $2,343,043 and $2,257,409, respectively. The Company sold the Rome, Georgia license for $2,000,000.


Liquidity and Capital Resources

The business of the Company requires substantial capital investment on a continuing basis and the availability of a sufficient credit line or access to capital financing is essential to the company's continued expansion. The Company's cash flows for the years ended March 31, 1998, and 1997, are summarized as follows:


    Cash Provided By (Used In)     March 31, 1998    March 31, 1997

    Operations                      $(1,315,000)      $(2,599,654)
    Investing activities             $2,167,185       $ 1,911,102
    Financing activities              $(490,808)        $(337,912)
    Net increase (decrease)            $361,377       $(1,026,464)


The sale of the Denver, Colorado; Washington, D.C.; and Detroit, Michigan, systems for approximately $17.5 million, resulting gain of $15.5 million and the sale of the Rome, Georgia system for $2,000,000 are expected to adequately cover the Company's current liabilities along with helping the Company develop other wireless cable TV markets in the United States, and to explore other business opportunities domestically and internationally.

Currently, the Company has $2,173,678 in long-term debt, which is primarily for the purchase of the TVCN corporate headquarters building in Denver, Colorado, the purchase of 12 BTAs from the FCC (see FCC Spectrum Auction herein), and the acquisition of the thirteenth BTA license from WTCI of Pennsylvania, and for the purchase of the Ascend equipment for Planet Internet.

The Company's current assets and liabilities are $2,071,619 and $1,892,782 respectively. The Company's cash position is such that management anticipates no difficulty in its ability to meet its current obligations.


Cash Investments

The president and a shareholder have advanced loans to the Company totaling $904,304.


Income Tax Developments

Since its inception the Company has incurred operating losses through March 31, 1998, which include certain accrued expenses that are not deductible for tax purposes until paid. The Company has net operating loss carry-forwards available to offset future year taxable income. The following summarizes these losses.

                           Net Operating
                         Loss Carry-Forward      Year of Expiration

  As of March 31, 1998      $3,900,000                  2013


Inflation

Inflation did not significantly impact the Company's operations in the periods discussed above since many of the costs incurred by the Company are fixed in nature.


Selected Financial Data

 Year ended
 March 31,         1998       1997        1996       1995        1994
 Revenues     $1,201,829  $1,146,144  $1,195,368  $1,592,475  $4,503,078
 Net income
 (loss)        $(571,143)  $(959,079)  $ 512,387  $  777,439  $2,256,961
 Per Share: Net
 income (loss)    ($.02)      ($.05)       $.03        $.04        $.13

 At year end:
 Total assets  $11,012,467 $12,419,656 $15,287,790 $14,168,587 $20,664,798
 Plant and equip-
 ment, net     $3,579,109  $3,265,350  $2,543,499  $2,064,733   $1,226,090
 Current assets $2,071,619  $7,136,684  $6,560,906  $8,785,659  $3,482,585
 Total
 liabilities   $7,079,069  $7,700,974  $9,610,028  $9,003,212  $16,276,862

 Long term
 debt          $2,173,678   $1,518,165  $1,510,240  $ 512,560  $   662,728


The Company has not paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. The Company anticipates that all earnings, if any, will be retained for the development of the Company's business.


Capitalization

The capitalization of the Company as of March 31, 1998 is as set forth in the following table and as more detailed in the attached audited financial statement:


Description            March 31, 1998   March 31, 1997   March 31, 1996
Stockholders Equity (Deficit):

Common Stock              $20,197          $9,016            $9,016
Preferred Stock           $28,813        $960,813          $960,813

Additional Paid-
 in Capital            $7,281,889      $6,575,211        $6,575,211

Deficit accumulated   $(3,397,501)    $(2,826,358)      $(1.867.279)
Total Stockholders
 equity                $3,933,398      $4,718,682       $ 5,677,761


Forward Looking Statements

Certain oral and written statements of management of the Company included in the Form 10 KSB and elsewhere may contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor created thereby. These statements include the plans and objectives of management for future operations, and include but are not limited to such words as "intent", "believe", "estimate", "choice", "projection", "potential", "expect", "should", "might", and other similar expressions. The forward looking statements included herein and elsewhere are based on current expectations that involve judgments which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. In particular the assumptions assume the collectability of the notes receivable from the sale of cable operations, the ability to produce a salable product from the conversion of natural gas to petroleum products, and the profitable mining of ores from the Liberty Hill Mine, the ability to develop the BTAs and markets in which to operate them, satisfactory resolution of legal maters, and economic, competitive and market conditions for the Company's business operations. Although the Company believes that the assumptions are accurate, there can be no assurance that the forward looking statements will prove to be accurate. In light of the significant uncertainties inherent in the forward looking statements, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the company will ever be achieved.


Item 7. Financial Statements and Supplementary Data

The consolidated financial statements of the Company are filed under this Item, and are included herein by reference.


Item 8. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

On May 29, 1998, the Company signed an engagement letter with the auditing firm of Ehrhardt Keefe Steiner & Hottman, P.C. of 7979 East Tufts Avenue, Suite 400, Denver, CO 80237 ("EKS&H or Auditor") (Telephone Number: (303) 740-9400, Fax Number: (303) 740-9009). EKS&H also audited the Company's financial records for fiscal years 1997, 1996, 1995, 1994 and 1993. The Auditor agreed to audit the Company's financial records for fiscal year 1998 and assist the Company in the preparation of the Company's Annual Report on Form 10 KSB.

A representative(s) of the firm will be available at the annual meeting to respond to any questions and make a statement.

The accountants report on the financial statements for the fiscal years 1994, 1995, 1996 and 1997 contained no adverse opinions, disclaimers of opinion, or qualifications as to uncertainty, audit scope, or accounting principles.


PART III

Item 9.  Directors and Executive Officers

The following sets forth the name, age, salary and business experience for the last five years of the directors and executive officers of TVCN as of March 31, 1998. Unless otherwise noted, the positions described are positions with the Company or its subsidiaries.


Name              Age  Position                    Period Served

Omar A. Duwaik     54  Chairman of the Board,     1987 to present
                       Chief Executive Officer
                       And President(1)

Armand DePizzol    66  President, Alert Systems   1989 to present
                       and CEO of National Direct
                       Connect Corp.; since 1986
                       Director (2)

Dennis J. Horner   51  Vice President Treasurer,  1994 to present
                       Director( 1)


(1) Mr. Omar Duwaik also serves in the same capacities in each of the Company's wholly-owned subsidiaries: TVCN of Washington, D.C., Inc. (1991 to Present); TVCN of Michigan, Inc. (1991 to present); TVCN of Kansas, Inc. (1996); TVCN of California, Inc.
(1996); International Exports, Inc.(1992 to present); Integrated Systems (1993 to present); Mining Energy International, Inc. (1995 to present); Reema International Corp. (1993 to present); and Planet Internet (1996).

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

Omar Duwaik, has been the President, CEO and Director of TVCN since its inception in 1987. Mr. Duwaik has been involved in the telecommunications, aerospace and electronic industries for the past 20 years. In 1980, Mr. Duwaik joined MDA, Inc. in Denver as its president. In 1983, MDA submitted 413 MMDS applications to the FCC, of which 71 were granted to MDA, with no competition, and through a lottery process, about forty more conditional licenses were granted by the FCC. For MDA, Mr. Duwaik constructed the first MMDS station in San Luis Obispo, California. Under his direction, three more MMDS stations were constructed in Kansas and Alabama. Mr. Duwaik received a B.S. Degree in Electrical Engineering, a B.S. Degree in Computer Science and an M.S. Degree in Electrical Engineering Communications from Oregon State University in 1971. Mr. Duwaik owns 10,023,356 shares of common stock of TVCN, and also owns the majority of MDA, an affiliated company, which owns 23,845,892 shares of common stock. Mr. Duwaik also owns a majority of American Technology and Infor-mation, which owns 190,000 shares of common stock. Mr. Duwaik was granted a bonus of 10,000,000 shares of common stock, which will be issued after being approved by the shareholders. Mr. Duwaik is employed on a full-time basis with the Company and is compensated at the rate of $108,157 a year. See Item 11. Security Ownership herein.

Dennis J. Horner, Vice President of Finance, Controller, Director, and Treasurer. Mr. Horner joined the Company in February, 1994. Mr. Horner received his Bachelor of Science Degree in December, 1970, from Metropolitan State College. Mr. Horner received his Master of Business Administration from the University of Colorado in December, 1974. Mr. Horner continued his education at the University of Colorado from September, 1977 to June, 1980 majoring in accounting. Mr. Horner became a Certified Public Accountant in the State of Colorado in 1983.
Mr. Horner also studied at the Colorado School of Mines from September, 1965, to June, 1968. Mr. Horner has twenty years working experience. He has four years experience as assistant controller and five years as controller for Ryan Murphy, Inc., BCS, Inc., and American Medco. Mr. Horner is employed on a full-time basis with the Company and is compensated at the rate of $50,791 per year.

Armand L. DePizzol, President of Alert Systems and CEO of National Direct Connect Corp. Mr. DePizzol has been a director since 1989. Mr. DePizzol holds an M. A. in Economics and a B.S. in Business Administration. He was the president of American Technology & Information, Inc. (AT&I) from 1984 to 1987 and was in charge of all operations for that company. Prior to that, Mr. DePizzol spent seven years overseas with the International Department of City Bank of New York. During this period he conducted extensive credit and operational examinations of some thirty foreign bank branches. Mr. DePizzol was also employed by the Federal Reserve Bank. He was the first bank examiner to uncover a major defalcation in the international department of a foreign bank branch located on the West Coast. He acted as a consultant to the First of Denver Bank, currently First Interstate Bank. Mr. DePizzol is also a financial advisor. Recently, he directed the growth of a transportation company from nine units to more than forty units within a six month period.
He has helped obtain financing for several turn-around companies and he also holds various patents.


Item 10.  Executive Compensation

The following table sets forth the cash remuneration paid or accrued by the Company and its subsidiaries for services to the Company in all capacities during the fiscal year ended March 31, 1997, to (i) each of the two most highly compensated officers of the company, and (ii) all executive officers of the Company as a group (includes compensation only for those periods of the fiscal year ended March 31, 1998, for which each such individual was an executive officer). Following are the salaries of individuals who are officers receiving a salary from the Company:


Name of Individual   Capacity in Which Served   Cash Compensation

Omar A. Duwaik       Chairman of the Board               $108,157
                     of Directors, President
                     and Chief Executive Officer

Dennis J. Horner     Vice President, Treasurer,           $50,791
                     and Director

Barry K. Arrington   Vice President, General Counsel	    $7l,784


Stock Option Plan

The Company has in effect an incentive Stock Option Plan and has reserved a total of 2,000,000 shares of the Company's common stock for issuance pursuant to the plan, designed as an incentive for key employees, and for acquisitions of business opportunities, and is to be administered by the compensation committee of the Board of Directors, which selects optionees and determines the number of shares subject to each option. The plan provides that no option may be granted at an exercise price less than the fair market value of the shares of the common stock of the Company on the date of grant. Fair market value is determined by calculation of an average of the highest and lowest sale prices of the stock, as reported by a responsible reporting service the committee may select. The committee is also empowered to determine fair market value in such other manner as is deemed equitable for purposes of the plan. The committee expects to determine fair market value in accordance with quotations of share prices maintained by the market makers in the Company's shares, if any. Unless otherwise specified, the options expire five years from date of grant and may not be exercised during the initial one year period from date of grant. Thereafter, options may be exercised in whole or in part, depending on terms of the particular option. The Board of Directors has not selected the compensation committee. As of March 31, 1998, no options under this stock option plan were issued. The total number of shares allocated to the plan is 2,000,000.


Compensation Pursuant to Plans

No compensation was paid to executive officers pursuant to any plan during the fiscal year just ended, and the Company has no agreement or understanding, express or implied, with any officer or director concerning employment or cash compensation for services.


Other Compensation

For the fiscal year ended March 31, 1998, executive officers received reimbursement of out of pocket expenses incurred on behalf of the Company.

On February 14, 1995, Mr. Omar Duwaik was granted a cash bonus of
$100,000 by the Board Directors. Because of cash flow constraints, the bonus has not been paid. In lieu of cash, Mr. Duwaik has been offered 10,000,000 shares of restricted Common Stock of TV Communications Network, Inc. by the Board of Directors on March 25, 1998. The stock will be issued after approval of the shareholders.


Compensation of Directors

None.


Item 11.  Security Ownership of Certain Beneficial Owners and
Management

The following table sets forth certain information regarding the beneficial ownership of common stock by each director and nominee and by all directors and officers of the Company as a group and of certain other beneficial owners of more than 5% of any class of the Companies voting securities as of March 31, 1998. The number of shares beneficially owned is deemed to include shares of common Stock which directors or officers have a right to acquire pursuant to the exercise of options within sixty days
(60) of March 31, 1998. Each such person has sole voting and dispositive power with respect to such securities.


  Name and Position with
  TVCN, or Name and Address    Amount of Beneficial
  of Greater than 5% Holders *       Ownership     Percent of Class

  0mar A. Duwaik  **
  Chairman of the Board of
  Directors, President and
  Chief Executive Officer           10,023,356           24.33%

  Dennis Horner
  Vice President, Treasurer
  and Director                           1,000            0.07%

  All officers and directors
  as a group (Three in number)      10,024,356           24.40%

  Multichannel Distribution **
  of America, Inc. (MDA)            23,845,892           57.89%

  Total as a Group
  (Four in Number)                  33,869,248           82.22%

  *    All information refers to common stock.
 ** On May 29,1997 MDA became greater than a 5% Shareholder of TVCN's Common Stock by converting its Preferred Stock to Common. MDA is substantially-owned and controlled by Omar Duwaik, its President. See Conversion of Preferred Stock. Additionally, Mr. Duwaik owns/controls other stock of TVCN that makes the total stock under his direct ownership/control 37,193,000 shares, or 90.3% of the class. This total will be increased to 47,193,000 shares if and when the shareholders approve the proposed bonus of 10,000,000 shares granted to Mr. Duwaik by TVCN's Board of Directors.


Item 12.  Certain Relationships and Related Transactions

The assignment from MDA to TVCN of four channel licenses in San
Luis Obispo, California; Mobile, Alabama; Salina, Kansas; and
Hays, Kansas was approved by the FCC, and the FCC has transferred the licenses to TVCN.


PART IV

Item 13.  Exhibits, Financial Statement Schedules and Reports on
Form 8 K

The audited financial statements as of March 31, 1998, and March 31, 1997, are attached hereto.

On Form 8-K dated March 13, 1998, for events on March 3, 1998, the Company entered into, and the Court approved, a final settlement of the shareholder's lawsuit. The Company agreed to pay $1,500,000 and all claims were dismissed.

On Form 8-K dated April 6, 1998, for events on March 3, 1998, the
Registrant reported that their independent auditors, Erhardt Keefe Steiner & Hottman, P.C. (EKS&H) would not perform the audit, based on a lack of manpower.

On Form 8-K dated June 2, 1998, for events on May 29, 1998, the
Registrant and EKS&H arrived at a mutually acceptable audit schedule and the Registrant re-engaged EKS&H as their certifying accountants.

The Company has filed the 10-KSB for the year ended March 31, 1998 without the Financial Statements and the Independent Auditors' Report from the independent auditors, Ehrhardt Keefe Steiner & Hottman, P.C. The auditors are withholding their statement pending the receipt of several confirmations.

Management believes that the Financial Statements will present fairly, in all material aspects, the financial position of the Company at March 31, 1998.

The Company will file an amended 10-KSB when the Independent Auditors' Report is received.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                TV COMMUNICATIONS NETWORK, INC.



Date:  July 15, 1998
                                       /ss/Omar A. Duwaik
                                       Omar A. Duwaik
                                       PRESIDENT/CEO



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


                                       TV COMMUNICATIONS NETWORK, INC.



Date:  July 15, 1998
                                       Omar A. Duwaik
                                       PRESIDENT/CEO





                                       Dennis J. Horner
                                       VICE PRESIDENT/TREASURER