Form 10KSB/A
period 1998-03-31
TV COMMUNICATIONS NETWORK INC
filed 1998-07-22
CIK 819802

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB/A



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

Oil  and  Gas  Operations

TVCN has an ambitious goal to become the Microsoft of the gas and oil industry. With assets of only $11 million, it is hardly apparent that TVCN would become a recognized force in the giant gas and oil industry. But, as Microsoft perfected a process for the computer industry dominated by the likes of IBM, TVCN is now ready to offer a process for the gas and oil industry in competition against the likes of Exxon and Shell.

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

The  Name  is  GTL

At the center of TVCN's ambitious plan is a technological process known as Gas-To-Liquid. It is the GTL conversion technology for transforming natural gas into finished petroleum products such as diesel, jet fuel, naphtha, etc. The new technological improvements could transform trillions of cubic feet of stranded natural gas in Alaska and other remote areas around the world into valuable finished petroleum products. These petroleum products could generate hundreds of millions of dollars in profits, reduce the U.S. dependency on imported petroleum products, and possibly prevent what Senator Jesse Helms referred to as a potential "economic calamity in America, if and when foreign producers shut off our supply."

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

How  Does  GTL  Work?

A  typical  GTL  conversion  plant  consists  of three major units.  The first section is a gasification or gas reforming unit for converting natural gas into syngas (a mixture of hydrogen and carbon monoxide). The second step is the F-T process unit in which the syngas from the first step is converted into
'soupy'  waxy  hydrocarbon  products.    The  last  unit  is  for
hydrocracking/hydroisomerization of the wax into the desired product mix such as diesel, jet fuel, naphtha, etc.

Historical  Background  and  Competition

The "heart" of a GTL conversion plant is the Fisher-Tropsch process. The front end (gasification) and the back end (hydrocracking) units of a GTL plant are relatively standard commercial units that are commercially available today and have been in use for about 40 years. The F-T process itself is not new. It was used by the Germans since the 1920's to convert coal into syngas which was then fed into the F-T process for conversion into transportation fuels. South Africa used the F-T process in the 1950's. However, because of the inefficiency of the early F-T processes, the old GTL technology was not commercially viable. In 1992, Sasol of South Africa began to experiment on a 2500 bpd GTL plant. The initial focus was on the production of the high-value wax. It is believed that Sasol is now working on the production of transportation fuels, but no information is currently available on such work.

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

The  Critical  Significance  of  the  GTL  Process

"Refiners will kill for it because it solves formidable clean-air problems, crucial in the United States and other environmentally sensitive countries. Use of no-sulfur feedstocks will save refiners billions of dollars in investments they would have to make to reduce sulfur in motor fuels", reported National Petroleum News, June, 98 ("NPN"). "Crude oil refining could be replaced by integrated gasification synfuel plants to produce fuels of the highest qualitythe consequences of a breakthrough in this area are so significant that no company in the energy business can afford not to follow developments", continued NPN.

The critical significance of the GTL conversion process stems from three facts. The first is related to the location of the gas fields around the world. The second is related to the premium quality of the finished products as compared to that of those produced from crude oil. The third is due to the impact of GTL products on the U.S. trade deficit and national security.

A.          Gas  Locations

More than half of the estimated 5086 trillion cubic feet of natural gas is stranded in remote areas. GTL "could make use of gas which would otherwise be wasted ", said the Norwegian state firm Statoil. This is obvious because transporting natural gas through conventional pipelines across continents and oceans is not commercially viable. The alternative has been to liquefy the natural gas through very expensive LNG plants and transport it through specialized and expensive tankers to specialized terminals under special
handling  to  end  users.    The  entire  LNG process is so expensive, costing
billions of dollars, that it leaves little profit for the gas producing countries and makes the price of gas expensive for end-users. In addition LNG plants have been used only when the amount of gas liquefied and exported is very large, and that the gas price to the end-users at the importing countries is very high.

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

In a study conducted by Arthur D. Little ("ADL"), a global consulting firm, it was said that "recent technological improvements and operational experience have finally made GTL an attractive alternative way to commercializing remote natural gas, i.e., LNG and pipeline gas." Tim Patridge, VP of ADL, predicted that "GTL will revolutionize the gas industry the way the first LNG plant did about 40 years ago". Patridge expects "to see 1-2 million bpd GTL industry to the tune of 25-50 billion dollars of investment And that's just a fraction of the potential 11 million bpd of GTL capacity that could be built based on known economic gas reserves." GTL plants can be built near remote gas fields around the world and transform such fields into massive profit centers.

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

C.          Impact  on  U.S.  Trade  Deficit

Petroleum imports, accounting for the largest single item of the U.S. trade deficit in 1997, could top 65% of total consumption within the next five years, according to IOGCC (a 29-state Commission on oil and gas). IOGCC reported to Congress that the "U.S. may have to abandon 60-80% of discovered domestic oil resources by 2015 Clearly the situation as it now stands is intolerable. As Senator Jessie Helms said earlier this year: 'Economic calamity will occur in America, if and when foreign producers shut off our supply.'"

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

Projected  Growth  Potential

There are only two commercial GTL plants in the world today -- the Shell plant of 12,500 bpd capacity, and the 2500 bpd plant of Sasol in South Africa. While Exxon has a pilot GTL plant, Exxon, at the present, does not have any commercial GTL plant. There is little information about the South African plant. The capital cost of the Shell plant reportedly ranged from $850 million to as high as $2.0 billion. However, the Shell plant is concentrating on the high-value finished products instead of transportation fuel. Therefore, the Shell plant is not really a typical GTL plant.

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

According to Arthur D. Little, 11 million bpd could potentially be produced by GTL plants. Using the size of Reema's proposed plant of 10,000 bpd, and an average operating revenues of $116 million per year, the market potential for GTL as projected by ADL would be as follows:

                            Finished Petroleum
Average Number of                Products                  Oper. Revenues
   Per  Year                    (1000 bpd)                      Per Year
-------------------          --------------------------     -----------------

1                                     10                     $116.0  million
50                                   500                     $5.8  billion
100                                1,000                     $11.6  billion
500                                5,000                     $58.0  billion
1,100                             11,000                     $127.6  billion
2,000                             20,000                     $232.0  billion

In order to evaluate the growth potential of GTL in the U.S. market alone, the following should be taken into account:

Trillions of cubic feet of natural gas is stranded in Alaska. Giant oil and gas companies reportedly cannot even place a book value on their gas reserves because of a current lack of marketability.

* Oil consumption in the U.S. in 1996 was 18.3 million bpd. It is projected to reach 21.3 by 2005.

* U.S. Petroleum imports could top 65% of total consumption within five years.

* Petroleum imports account for the largest single item of the U.S. trade deficit.

* The U.S. may have to abandon 60-80% of discovered domestic oil resources by 2015.

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

Sale  of  WCTV  Stations

Detroit, Michigan - In 1994 the Company sold its WCTV station in Detroit, Michigan to Eastern Cable Networks of Michigan, Inc. ("ECNM"), a subsidiary of Eastern Cable Network Corp. ("ECNC"). The consideration received by TVCN was $11,000,000 payable as follows: (1) a deposit of $250,000; (2) $2.25 million cash at closing; (3) $500,000 90 days after closing; (4) up to $2.0 million payable as a function of ECNMs ability to successfully expand its services;
(5) $500,000 nine months after closing; and (6) a $5.5 million promissory note secured by a lien upon the entire station.

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

Denver, Colorado - In December 1993 the Company sold its Denver, Colorado WCTV station to American Telecasting, Inc. ("ATI"), of Colorado Springs, Colorado. The gross purchase price was determined pursuant to a contractual formula to be $6,073,500. After adjustments, the net purchase price was $5,868,434, payable as follows: (1) $250,000 at execution of the sales agreement; (2) $1,500,000 at closing; (3) $250,000 30 days after closing; and (4) the balance of $3,868,634 is payable at eight percent (8%) interest in monthly interest only payments for the first year, $50,000 per month plus interest for the second year, $125,000.00 per month plus interest for the third year, $83,333 per month plus interest for the fourth year, and $64,036.50 per month plus interest for the fifth year.

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

Rome, Georgia - In January, 1997, TVCN and MDA, an affiliated company, began to negotiate the acquisition of MDA of Georgia, Inc. by TVCN in exchange for stock of TVCN. On June 17, 1997, the two companies completed the transaction. Pursuant to the acquisition agreement, TVCN acquired all issued and outstanding stock of MDA of Georgia, Inc. (a wholly owned subsidiary of MDA, Inc.). In exchange, TVCN agreed to issue 17,953,321 shares of its common stock. The only asset of MDA of Georgia was a four-channel MMDS station in Rome, Georgia with a market value of about $2.0 million.

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

Mining  Business

Mining and Energy International Corp./Liberty Hill Mine - On September 2, 1997 the company's subsidiary, Mining and Energy International Corp. ("MEICO") entered into two agreements with "Big Trees' Trust" and "Naylor 1996 Charitable Remainder Trust under date of December 30, 1996," of Applegate, California (collectively, "Big Trees Trust") concerning the Liberty Hill Mine in Nevada County, California. Under the first agreement MEICO agreed to lease ten unpatented mining claims, consisting of about 200 acres of the Liberty Hill Mine, for thirty years. Under the second agreement, MEICO acquired an option to lease 109 other unpatented mining claims, consisting of approximately 1,750 acres of the Liberty Hill Mine, for a nominal option price. Big Trees Trust is controlled by Ray Naylor, who for many years was an officer of the Company's Century 21 mining subsidiary.

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

Century 21/Mountain House Mine - The Company acquired a controlling interest in Century 21 Mining, Inc. in December 1989. Century 21's principal asset is the Mountain House Mine. The mine is not yet in operation. The status of this mine has not changed since the last fiscal year. For more information, see the company's previous annual reports, which are incorporated by reference.

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

    Channel  Group                  No.  of  Channels
------------------          -------------------------
       A Group                         4
       B Group                         4
       C Group                         4
       D Group                         4
       E Group                         4
       F Group                         4
       G Group                         4
       H1, H2, and/or H3               3
       Channel 1                       1
       Channel 2 (or 2A)               1
       Total                          33


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
MATTERS

The Company's common stock has traded on the over the counter market ("OTC") since January 11, 1988. As of March 31, 1998, there were twelve stock brokerage firms making a market in the Company's common stock. The high bid and low asked prices of the common stock of the Company have been as follows:


   Quarter                 High Bid Per            Low Bid Per
   Ending                      Share                  Share
-----------          -----------------          -------------------
  3/31/92                    4.88                      3.88
  3/31/93                     .38                       .25
  3/31/94                     .19                       .14
  3/31/95                     .15                       .13
  3/31/96                     .07                       .02
  6/30/96                     .75                       .06
  9/30/96                     .19                       .13
 12/31/96                     .13                       .06
  3/31/97                     .17                       .08
  6/30/97                     .17                       .07
  9/30/97                     .07                       .05
 12/31/97                     .31                       .03
  3/31/98                     .34                       .15

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

                           SUMMARY INCOME STATEMENT
                       HIGHLIGHTING NET OPERATING INCOME
                 BEFORE INTEREST, DEPRECIATION & AMORTIZATION

                                                1998            1997
                                             ----------      -----------

Revenues                                   $    1,201,829     $    1,146,144
Operating  expenses                        $    5,430,998     $    4,108,282
                                           $   (4,229,169)    $   (2,962,138)
Interest,  depreciation  and
 amortization  before  gain  on
 the sale of cable operations and
 cumulative  effect  of  a  change
 in  accounting  method                    $      857,093     $     690,857

Operating  loss                            $   (5,086,262)    $  (3,652,995)


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

Liquidity  and  Capital  Resources

The business of the Company requires substantial capital investment on a continuing basis and the availability of a sufficient credit line or access to capital financing is essential to the company's continued expansion. The Company's cash flows for the years ended March 31, 1998, and 1997, are summarized as follows:

Cash  provided  by  (used  in)

                                                        March 31,
                                        --------------------------------------
                                               1998                    1997
                                        ----------------         --------------

Operations                              $    (1,315,000)          $(2,599,654)
Investing  activities                   $     2,167,185           $ 1,911,102
Financing  activities                   $      (490,808)          $  (337,912)
Net  increase  (decrease)               $       361,377           $(1,026,464)


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

                                      Net Operating
                                       Loss Carry-          Year of
                                         Forward           Expiration
                                      -------------      -------------
      As of March 31, 1998              $  3,900,000           2013

Inflation

Inflation did not significantly impact the Company's operations in the periods discussed above since many of the costs incurred by the Company are fixed in nature.

Selected  Financial  Data

                        1998       1997        1996       1995         1994
                     ---------- ---------   ---------   ----------   --------

Year ended
 March  31,

Revenues            $ 1,201,829 $ 1,146,144 $ 1,195,368 $ 1,592,475 $ 4,503,078
Net  income  (loss) $  (571,143)$  (959,079)$   512,387 $   777,439 $ 2,256,961
Per share: net
 income  (loss)
                    $      (.02)$      (.05)$       .03 $       .04 $       .13

At  year  end
Total  assets       $11,012,467 $12,419,656 $15,287,790 $14,168,587 $20,664,798
Plant and
 equipment, net     $ 3,579,109 $ 3,265,350 $ 2,543,499 $ 2,064,733 $ 1,226,090
Current  assets     $ 2,071,619 $ 7,136,684 $ 6,560,906 $ 8,785,659 $ 3,482,585
Total liabilities   $ 7,079,069 $ 7,700,974 $ 9,610,028 $ 9,003,212 $16,276,862

Long-term  debt     $ 2,173,678 $ 1,518,165 $ 1,510,240 $   512,560 $   662,728


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


Capitalization

The capitalization of the Company as of March 31, 1998 is as set forth in the following table and as more detailed in the attached audited financial statement:

                                                    March  31,
                                     -----------------------------------
Description                             1998        1997        1996
                                     ----------  ----------   -----------
Stockholders  equity  (deficit)

Common  stock                       $    20,197  $     9,016    $     9,016
Preferred  stock                    $    28,813  $   960,813    $   960,813
Additional  paid-in  capital        $ 7,281,889  $ 6,575,211    $ 6,575,211
Deficit  accumulated                $(3,397,501) $(2,826,358)   $(1,867,279)
Total  stockholders  equity         $ 3,933,398  $ 4,718,682    $ 5,677,761

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










                               TABLE OF CONTENTS
                               -----------------


     Page
     ----

Consolidated  Financial  Statements

     Consolidated  Balance  Sheet                                F  -  2

     Consolidated  Statements  of  Operations                    F  -  3

     Consolidated  Statement of Changes in Stockholders'
      Equity                                                     F  -  4

     Consolidated  Statements  of  Cash  Flows                   F  -  5

Notes  to  Consolidated  Financial  Statements                   F  -  7

                     INDEPENDENT AUDITORS' REPORT



To the Board of Directors
TV Communications Network, Inc.
Denver, Colorado




We have audited the accompanying consolidated balance sheet of TV Communications Network, Inc. as of March 31, 1998 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TV Communications Network, Inc. at March 31, 1998 and the results of their operations and their cash flows for each of the two years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.




                                       /s/ Ehrhardt Keefe Steiner & Hottman PC
                                           Ehrhardt Keefe Steiner & Hottman PC

June 10, 1998
Denver, Colorado








                        TV COMMUNICATIONS NETWORK, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1998


                                    ASSETS

Current  assets
 Cash  and  cash  equivalents                          $    852,362
 Investments                                                 87,659
 Accounts  receivable,  net  of  allowance
   for  doubtful  accounts of $41,099                        39,498
 Inventory                                                  107,028
 Current  portion  of  notes  receivable  (Note  8)         737,813
 Deferred  income  taxes  (Note  7)                         151,188
 Other  current  assets                                      96,071
                                                           --------
     Total  current  assets                               2,071,619

Property  and  equipment  -  net  (Note  3)               3,579,109

Other  assets
 Notes  receivable  (Note  8)                             2,343,500
 License  agreements  -  net  of accumulated
  amortization of $652,212 (Note 4)                       1,598,800
 Deferred  income  taxes  (Note  7)                       1,291,866
 Other  assets  (Note  9)                                   127,573
                                                          ---------
     Total  other  assets                                 5,361,739
                                                          ---------

Total  assets                                          $ 11,012,467
                                                         ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current  liabilities
 Accounts  payable                                     $   322,865
 Accrued  expenses                                         630,250
 Current  maturities  of  long-term  debt  (Note  4)       235,195
 Deferred  gain  (Note  8)                                 657,992
 Income  taxes  payable  (Note  7)                          21,850
 Subscriber  deposits                                       24,630
                                                          --------
     Total  current  liabilities                         1,892,782

Long-term  liabilities
 Long-term  debt  (Note  4)                              1,938,483
 Long-term  deferred  gain  (Note  8)                    2,343,500
 Advances  from  stockholder  (Note  4)                    904,304
                                                         ---------
     Total  liabilities                                  7,079,069
                                                         ---------

Commitments  and  contingencies  (Notes  4,  5  and  6)

Stockholders'  equity  (Note  6)
 Class  A  preferred  stock,  $1  par  value;
  no  shares outstanding                                       -
 Class  B  preferred stock, $1 par value;
  28,813 shares issued and outstanding                     28,813
 Class  C  preferred  stock,  $1  par  value;
  no  shares outstanding                                       -
 Class  D  preferred  stock,  $1  par  value;
   no  shares outstanding                                      -
 Common  stock,  $.0005  par  value; 100,000,000
   shares authorized, 40,395,343
   shares  issued  and  outstanding                       20,197
 Additional  paid-in  capital                          7,281,889
 Accumulated  deficit                                 (3,397,501)
                                                     ------------
     Total  stockholders'  equity                      3,933,398
                                                     -----------

Total  liabilities  and  stockholders'  equity       $11,012,467
                                                      ==========

                 See notes to consolidated financial statements.

                   TV COMMUNICATIONS NETWORK, INC.
                           AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Years Ended
                                                   March  31,
                                         --------------------------
                                             1998           1997
                                         -----------      ---------

Revenues  (Note  11)
 Lease  income  (Note  5)              $    693,857       $    363,296
 Interest  income                           493,521            519,340
 Other  revenue                              14,451            263,508
                                        -----------          ---------
     Total  revenue                       1,201,829          1,146,144
                                        -----------          ---------

Operating  expenses
 General  and  administrative             2,994,526          2,579,049
 Litigation settlement expense (Note 5)   1,285,859                -
 Mine  development  costs  (Note  5)      1,150,613          1,529,233
 Depreciation  and  amortization            618,422            461,583
 Interest  expense                          238,671            229,274
                                        -----------        -----------
     Total  expenses                      6,288,091          4,799,139
                                        -----------        -----------

Operating  loss                          (5,086,262)        (3,652,995)

Gain  on  sale  of cable
 operations (Note 8)                      2,257,409          2,343,043
Gain  on  sale  of  licenses  (Note  2)   2,000,000                -
                                        -----------        -----------

Loss  income  before  income  taxes        (828,853)        (1,309,952)

Income tax expense (benefit) (Note 7)
 Current                                     21,573             85,556
 Deferred                                  (279,283)          (436,429)
                                         ----------        ------------

Net  loss                               $  (571,143)       $  (959,079)
                                         ==========         ==========

Loss  per  weighted  average  share
  of  common  stock
 Basic                                  $      (.02)       $     (0.05)
                                         ==========         ==========

 Diluted                                $      (.02)       $     (0.05)
                                         ==========         ==========


Weighted  average  common  shares
 outstanding
 Basic                                   36,841,656         17,981,133
                                         ==========         ==========

 Diluted                                 36,841,656         17,981,133
                                         ==========         ==========


               See notes to consolidated financial statements.


                   TV COMMUNICATIONS NETWORK, INC.
                          AND SUBSIDIARIES

         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 1998 AND 1997


                                 Preferred Stock         Common Stock
                             -----------  ----------  ---------  ---------
                                 Shares      Amount     Shares     Amount
                             -----------  ----------  ---------  ---------

Balances at March 31, 1996     5,672,813    960,813   17,981,133    9,016

Net (loss) for the year
 ended  March  31,  1997             -          -            -        -
                               ---------   --------  -----------  ---------

Balances at March 31, 1997    5,672,813     960,813   17,981,133    9,016

Net loss for the year
  ended  March  31,  1998           -           -            -        -

Preferred  stock  conversions
  (Note  6)                  (5,644,000)  (932,000)    5,254,000    2,627

Stock repurchases (Note 5)          -          -        (793,111)    (423)

Acquisition  of business
 (Note 2)                           -          -      17,953,321    8,977
                              ---------   --------    ----------   --------

Balances at March 30, 1998       28,813  $  28,813    40,395,343  $20,197
                              =========   ========   ===========   ========

Table continued below.



                                  Additional
                                   Paid-in          Accumulated
                                   Capital           (Deficit)         Total
                                -------------     -------------  -------------

Balances at March 31, 1996        $ 6,575,211       $(1,867,279)    $5,677,761

Net (loss) for the year ended
 March 31, 1997                           -            (959,079)      (959,079)
                                  -----------       -----------   -------------

Balances at March 31, 1997          6,575,211        (2,826,358)     4,718,682

Net loss for the year ended
 March 31, 1998                           -            (571,143)      (571,143)

Preferred stock conversions
 (Note 6)                             929,373               -              -

Stock repurchases (Note 5)           (213,718)              -         (214,141)

Acquisition of business (Note 2)       (8,977)              -              -
                                  ------------      -----------     ------------

Balances at March 30, 1998         $7,281,889       $(3,397,501)    $3,933,398
                                  ===========       ===========     ===========


                       See notes to consolidated financial statements.




                           TV  COMMUNICATIONS  NETWORK,  INC.
                                    AND  SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Years Ended
                                                          March  31,
                                              -------------------------------
                                                   1998          1997
                                              ------------    ----------------

Cash  flows  from  operating  activities
 Net  (loss)                                  $    (571,143)     $ (959,079)
                                               -------------     -----------
 Adjustments  to  reconcile  net  (loss)
   income to net cash used in operating
   activities  -
   Gain  on  sale  of  cable  operations           (904,560)     (1,963,043)
   Loss  on  sale  of  fixed  assets                    -            20,201
   Depreciation  and  amortization                  631,720         461,583
   Deferred  income  taxes                         (279,283)       (436,429)
   Change  in  certain  assets  and  liabilities  -
     Accounts  receivable                           (11,771)         83,889
     Inventory                                          -            53,002
     Prepaid expenses and other current assets      (21,080)        (27,136)
     Other  assets                                  (19,677)        353,235
     Accounts  payable                               (7,111)       (360,804)
     Accrued  expenses                              (92,026)        244,555
     Income  taxes  payable                         (39,559)        (70,313)
     Subscriber  deposits                              (510)            685
                                                  ----------      ----------
                                                   (743,857)     (1,640,575)
                                                  ----------      ----------
       Net cash flows used in operating
        activities                               (1,315,000)     (2,599,654)
                                                -----------     -----------

Cash  flows  from  investing  activities
 Payments  on  notes  receivable                 1,051,292        2,334,703
 Net  investing  activity                        1,502,172          597,052
 Property  and  equipment  purchases              (386,279)        (897,667)
 Purchase  of  broadcasting  licenses                   -          (122,986)
                                                -----------     -----------
       Net  cash  flows  provided
        by  investing  activities                2,167,185        1,911,102
                                               -----------      -----------
Cash  flows  from  financing  activities
 Repurchase  of  common  stock                    (214,141)             -
 Proceeds  from  stockholder  advances             167,993         110,477
 Payments  on  stockholder  advances              (277,389)       (459,679)
 Proceeds  from  issuance  of  long-term debt          -            44,888
 Payments  on long-term debt and capital leases   (167,271)        (33,598)
                                                 ---------        --------
       Net  cash  flows  used  by
        financing  activities                     (490,808)       (337,912)
                                                 ---------        --------

Net  increase  (decrease)  in  cash
  and  cash  equivalents                           361,377      (1,026,464)

Cash  and  cash  equivalents - beginning
 of year                                           490,985       1,517,449
                                                  --------      ----------

Cash and cash equivalents - end of year         $  852,362      $  490,985
                                                ==========      ==========

               See notes to consolidated financial statements.

Supplemental  disclosure  of  cash  flow  information
     Cash  paid  during the year for interest was $305,868 (1998) and $178,396
(1997).

     Cash paid during the year for income taxes was $73,242 (1998) and $15,617
(1997).

Supplemental  disclosure  of  noncash  investing  activities
     During 1997, the Company acquired equipment valued at $62,500 under capital lease agreements.

     During 1997, the Company recorded $193,500 of interest receivable and deferred the related gain.

     During 1997, the Company recognized additional notes receivable on the sale of wireless cable systems of $657,031 and deferred the gain.

     During 1998, the Company issued 5,254,000 shares of common stock upon the conversion of 780,000 shares of Series C preferred stock and 4,864,000 shares of Series D preferred stock.

     During 1998, the Company acquired $361,050 of fixed assets under capital leases.

     During 1998, the Company also acquired $362,168 of licenses through the assumption of notes payable.

     During 1998, the Company acquired licenses valued at $195,707 through the reduction of notes receivable.

     During 1998, the Company issued 17,953,321 shares of common stock valued at $2,000,000 in the acquisition of a business (Note 2).


                    TV  COMMUNICATIONS  NETWORK,  INC.
                          AND  SUBSIDIARIES

            NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


NOTE  1  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
-----------------------------------------------------------------------------

Organization
------------

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

Principles  of  Consolidation
-----------------------------

The  Company's  consolidated  financial  statements include the accounts of TV
Communications Network, Inc. (TVCN), its wholly-owned subsidiaries International Integrated Systems, TVCN International, Inc., International Exports, Inc., Mining and Energy International Corp., REEMA International (Note 10), Planet Internet Corp., MDA of Georgia, Inc. and its majority-owned stock position in Century 21 Mining, Inc. and Page TVCN, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash  and  Cash  Equivalents
----------------------------

For purposes of cash flow reporting, cash equivalents include certificates of deposit with initial maturities of less than three months.

Investments
-----------

Investments primarily consist of mutual funds, equity securities and funds invested in government bonds which are redeemable at the option of the Company. Investments are reported at fair market value.

Investments  currently  owned  by  the Company are classified as available for
sale  securities.    Unrealized holding gains and losses, when they occur, are
reported  as  a  separate  component  of  stockholders'  equity.

Minority  Interest
------------------

Minority interest is reflected in consolidation and is the portion of Century 21 Mining, Inc. stock and Page TVCN, Inc. stock that is not owned by the Company. The aggregate losses attributable to the minority interests are in excess of the minority interests investments and accordingly, the Company is recognizing 100% of the operating losses generated.

Revenue  Recognition
--------------------

The Company recognizes revenue when it has substantially completed all its obligations and has earned the revenue.

Profits with respect to sale of the Company's Denver Cable operations are being recorded on the installment sale method while profit with respect to the Detroit and Washington D.C. sales are being recorded using the cost recovery method (Note 8).

Basic  Loss  Per  Share
-----------------------

During the year ended March 31, 1998, the Company adopted the provisions of Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (FAS
128). FAS 128 established new definitions for calculating and disclosing basic and diluted earnings per share. Basic loss per share is based upon the weighted average number of shares outstanding. All dilutive potential common shares have an antidilutive effect on diluted net loss per share and therefore have been excluded in determining net loss per share.

Depreciation  and  Amortization
-------------------------------

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of primarily five years. Buildings are being depreciated over a 31 year life using the straight-line method. It is the policy of the Company to charge operations for maintenance and repairs, and to capitalize expenditures for renewals and betterments. Licenses are recorded at cost which may include related equipment. Amortization is provided using the straight-line method over the life of the licenses of 10 years.

Inventory
---------

Inventories are carried at the lower of cost, determined on the weighted average method, or market. Inventory consists of installation materials which are held for resale or expected to be used in the next year.

Advertising  Costs
------------------

The Company expenses advertising and promotional costs as incurred. Advertising expenses for the years ended March 31, 1998 and 1997 were approximately $23,000 and $2,000, respectively.

Concentration  of  Credit  Risk
-------------------------------

Cash accounts potentially subject the Company to concentration of credit risk. The Company places its cash with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. At March 31, 1998, there was approximately $744,000 in excess of the federally insured limit.

Use  of  Estimates
------------------

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

Reclassifications  of  Prior  Year  Amounts
-------------------------------------------

Certain amounts from the 1997 financial statements have been reclassified to conform to the 1998 presentation.

Recently  Issued  Accounting  Pronouncements
--------------------------------------------

In June 1997, the FASB issued Statement of Financial Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Currently, the Company's only component which would comprise comprehensive income is its results of operations.

Also, in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available, that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Management believes that SFAS 131 will not have a significant impact on the Company's disclosure of segment information in the future.

SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated.


NOTE  2  -  BUSINESS  ACQUISITION
---------------------------------

The Company acquired all of the issued and outstanding stock of MDA of Georgia, Inc (MDA Georgia) which is a newly created wholly owned subsidiary of Multichannel Distribution of America, Inc. (MDA) which is majority owned by a stockholder of the Company, Omar Duwaik. The Company issued 17,953,321 shares of restricted common stock valued at $2,000,000 to consummate the transaction. As a result of issuing the shares to MDA, Omar Duwaik beneficially owns approximately 85% of the outstanding common voting stock of the Company subsequent to the acquisition. Due to the common control relationship which existed prior to the transaction, the acquisition of MDA Georgia resulted in the assets and liabilities being recorded at historical cost in which the net book values approximated zero. MDA Georgia's only asset consisted of certain broadcast transmission license rights. Subsequent to its acquisition, the Company sold these license rights to an unrelated party for $2,000,000 in cash. The resulting gain has been included in the accompanying statement of operations for the year ended March 31, 1998.

MDA Georgia had no significant assets, liabilities, equity, revenues or expenses prior to its acquisition by the Company, and accordingly the effects to the Company had the transaction taken place as of April 1, 1996 would not be materially different from the historical results of operations or financial position of the Company. The results of operations of MDA Georgia have been included in the accompanying consolidated financial statements from the date of acquisition forward.

NOTE  3  -  PROPERTY  AND  EQUIPMENT
------------------------------------

The  following  summarizes  the  property  and  equipment:

 Land                                        $    1,207,926
 Office  building  and  improvements                942,867
 Office  furniture  and  equipment                1,011,458
 Mining  equipment                                  425,963
 Transmission  equipment                            729,782
 Transportation  equipment                          191,175
                                                  ---------
                                                  4,509,171
 Less  accumulated  depreciation                   (930,062)
                                                  ---------

 Total                                       $    3,579,109
                                              =============


NOTE  4  -  LONG-TERM  DEBT  AND  STOCKHOLDER  ADVANCES
-------------------------------------------------------

Long-Term  Debt
---------------

Mortgage  payable  in  connection  with the
purchase of an office building and
related land, maturing July 2000.
Interest at 10%, with monthly principal and
interest  payments  of $6,526.  Collateralized
by land and building with a net
book    value  of  $896,208.                            $493,008

Note  payable  in  connection  with  purchase
of  a vehicle maturing in 1998. Interest  at
9%,  with  monthly  payments  of  $2,383.
Collateralized by the vehicle.                             4,894


Notes  payable  in  connection  with the
purchase of several Basic Trade Areas
(BTA's)  maturing  2006.  Interest at 9.5%.
Debt service began with quarterly
interest  payments  totaling  $24,236,
with principal and interest payments to
begin  November  1998  totaling  $45,886.
The  notes are secured by the BTA
license  rights                                        1,382,613

Capital  lease  in  connection with the
purchase of mining equipment currently
due.    Monthly  payments  of  $5,000.
Collateralized  by  the  equipment.                       37,500

Capital  lease  in  connection  with
the  purchase of communication equipment
maturing  in  2001.    Monthly  payments
of  $10,200.   Collateralized by the
equipment.                                              255,663
                                                   ------------
                                                      2,173,678
Less  current  maturities                              (235,195)
                                                   ------------

Long-term  debt                                     $ 1,938,483
                                                   ============

The aggregate annual maturities of long-term debt at March 31, 1998 are as follows:

 Year  Ending  March  31,
 ------------------------

          1999                       $    235,195
          2000                            261,897
          2001                            660,181
          2002                            153,479
          2003                            167,459
          Thereafter                      735,594
                                        ---------
                                        2,213,805
 Less  amount  representing
  capital  lease  interest                (40,127)
                                        ---------

                                       $2,173,678
                                        =========

As of March 31, 1998, the cost and net book value of equipment under capital lease was approximately $370,000 and $321,000, respectively.

Stockholder  Advances
---------------------

Stockholder advances bear interest at 8%. Interest expense on stockholder advances totaled $77,956 (1998) and $102,062 (1997).


NOTE  5  -  COMMITMENTS  AND  CONTINGENCIES
-------------------------------------------

Leases
------

The Company leases radio towers with leases expiring through 1998 and are automatically renewed for one year periods unless terminated by either party upon 90 days prior written notice. Total lease expense for the years ended March 31, 1998 and 1997 was $64,888 and $65,819, respectively.

The Company is a lessor of multiple real properties. The lease of the Michigan property commenced on March 16, 1994 and expires April 14, 1999. The remaining operating leases are at the Denver location. Leases commenced in the 1997 fiscal year and expire between 1998 and 2001.

Future  minimum  lease  receipts  are  as  follows:

 1999            $    127,050
 2000                  55,165
 2001                  10,766
                     --------

                 $    192,981
                     ========


Commitments
-----------

The Company has guaranteed the supply of all compatible equipment and spare parts that may be needed for the maintenance, and refurbishment of the equipment and the continuation of the WCTV operations in Qatar without interruption over a period of ten years, ending in 2006. Costs incurred by the Company to date have been insignificant and management believes any such future costs will not have a material impact to the Company.

Liberty  Hill  Mine
-------------------

During the year ended March 31, 1996, a wholly owned subsidiary of the Company entered into a lease agreement with an unrelated Company where it has an option to enter into a 30 year lease to explore and mine certain mining claims held by this unrelated company during the term of the lease. The option provides for the greater of $40,000 per month, or 15% of the monthly gold production of the mine. The lease agreement requires a $500,000 non-refundable advance royalty payment and a minimum monthly royalty payment of the greater of $40,000, 15% of the monthly gold production of the mine unless the average concentration of gold produced is greater than .03 ounces per short ton, when the share of gold production is increased to 20% of production. In addition, the Company would be required to pay $3.00 per ton for silica and barite sold from the premises. During 1998 the Company negotiated a reduced royalty rate of $15,000 per month as the mine is not currently in production.

In the fourth quarter ended March 31, 1998, the Company filed a lawsuit against the operator of the mine alleging, among other things breach of contract for failure to operate the mine in the best interests of the Company. This litigation is currently scheduled for arbitration. As a result of the lawsuit the operator has ceased all activities related to the mine and the Company has suspended its royalty payments under the lease agreement.

Contingencies
-------------

The Company was the defendant in a class action suit by a shareholder of TV Communications Network, Inc. The case is in the United States District Court wherein Merton Frederick, on behalf of himself and all others similarly situated is the plaintiff and the defendants are TV Communications Network, Inc., TVCN of Michigan, Inc., TVCN International, Inc., International Exports, Inc., Omar Duwaik, Jacob A. Duwaik, Kenneth D. Roznoy, Scott L. Jenson, and Scott L. Jenson, P.C. The class action suit alleged that had the financial condition of the Company been fully and fairly disclosed to the plaintiff and other shareholders, they would not have purchased TV Communications Network, Inc. securities. The Company has denied all such acquisitions. During the fourth quarter ended March 31, 1998, a final settlement agreement was approved by the US District Court which provided that $1,500,000 which was placed in escrow by the Company be distributed to the plaintiffs after deducting related attorneys fees. All class members participating in the suit are required to sign a proof of claim form thereby relinquishing their rights to all TVCN stock owned and release the Company from all future claims, liabilities and damages. The Company expensed approximately $1,286,000 of the escrowed funds as litigation settlement expense with the remaining $214,000 being recorded against equity, reflecting the market value of the stock relinquished to the Company.

NOTE  6  -  STOCKHOLDERS'  EQUITY
---------------------------------

Class  A  Preferred  Stock
--------------------------

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

Class  B  Preferred  Stock
--------------------------

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

Class  C  Preferred  Stock
--------------------------

Class C Preferred Stock is non-participating and non-cumulative. Holders of Class C Preferred Stock are entitled to receive non-cumulative dividends of up to six percent (6%) per annum from the net profits of the Company, when and if declared by its Board of Directors. The conversion rate is two shares of Class C Preferred Stock for one share of Common Stock. Similar to Class B Preferred Stock, a thirty day (30) notice is given to holders of Class C Preferred Stock upon a call for redemption by the Company, during which thirty day (30) period the holders of Class B or Class C Preferred Stock are entitled to convert their Preferred Stock into Common Stock. Other rights and restrictions may apply on any class of Preferred Stock as agreed upon prior to issuance. The Company issued 400,000 Class C Preferred Shares to MDA (a company related by virtue of having several mutual stockholders, officers and directors) in exchange for Transmission Equipment, and 380,000 Class C Preferred Shares to AT&I (a company related by virtue of having several mutual stockholders, officers and directors) as partial payment for the acquisition of the Company's headquarters building. The headquarters building had a fair market value of $930,000 and the Company assumed a $550,000 mortgage (Note
14). During the year ended March 31, 1998, the Company converted 400,000 shares of Class C Preferred Stock, previously issued to MDA (a related company), into 200,000 shares of TV Communications Network, Inc. common stock; and 380,000 shares of Class C Preferred Stock, previously issued to AT&I (a related company), and into 190,000 shares of TV Communications Network, Inc. common stock.

Class  D  Preferred  Stock
--------------------------

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

During the year ended March 31, 1998, 4,864,000 shares of Class D preferred stock were converted into 4,864,000 shares of TV Communications Network, Inc. common stock.

Incentive  Stock  Option  Plan
------------------------------

Effective July 14, 1987, the Company adopted an Incentive Stock Option Plan for Company executives and key employees. The Company has reserved 2,000,000 common shares for issuance pursuant to the plan. The plan provides that no option may be granted at an exercise price less than the fair market value of the common shares of the Company on the date of grant. To date, no options have been granted pursuant to the plan. Under current terms, the plan will terminate in 2007.

Subsidiary  Stock
-----------------

The Company is disputing the potential issuance of 5,000,000 shares (5% interest) of its wholly owned subsidiary TVCN International, Inc. The dispute arose as a result of a previous letter agreement. The Company believes requirements of the letter were not met and therefore the 5,000,000 shares have not been issued.


NOTE  7  -  INCOME  TAXES
-------------------------

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

Deferred  taxes  are  recorded  based  upon  differences between the financial statements and tax basis of assets and liabilities and available tax credit carryforwards. Cumulative temporary differences and carryforwards which give rise to the deferred tax assets for 1998 were as follows:

 Net  operating  loss                               $    1,323,212
 Recognition  of  gain  on  sale  of  stations              14,871
 Alternative  minimum  tax  credit                         113,532
 Shareholder  interest  and  bonus                          72,682
 Depreciation                                              (94,098)
 Other                                                      12,855
                                                          --------

                                                    $    1,443,054
                                                          ========

The net current and long-term deferred tax assets and liabilities in the accompanying balance sheet includes the following deferred tax assets and liabilities.

                                            March 31,
                                              1998
                                            ---------

 Current  deferred  tax  asset            $    151,188
 Current  deferred  tax  liability                 -
                                           -----------

   Net  current  deferred  tax  asset     $    151,188
                                           ===========

 Long-term  deferred  tax  asset          $  1,385,964
 Long-term  deferred  tax  liability           (94,098)
                                           -----------

   Net  long-term  deferred tax liability $  1,291,866
                                           ===========

The Company has incurred losses, which include certain accrued expenses that are not deductible for tax purposes until paid, since its inception, July 7, 1987, and has loss carryforwards available to offset future taxable income. The Company has net operating loss carryforwards totaling approximately $3,900,000 which expire through 2013.

The following is a reconciliation of income taxes at the Federal Statutory rate with income taxes recorded by the Company.


                                                        Years Ended
                                                         March  31,
                                               --------------------------
                                                    1998         1997
                                               ------------    ----------

 Computed  income  taxes at statutory rate      $  (281,810)    $  (445,384)
 State  income  taxes,  net  of  Federal
   income  tax  benefit                             (27,352)        (51,088)
 Section  453A  interest                             22,290          70,842
 Non  deductible  items  and  net  operating  loss   29,162          74,757
                                                  ----------     ----------

                                                $  (257,710)    $  (350,873)
                                                  ==========     ==========

NOTE  8  -  SALE  OF  DOMESTIC  WIRELESS  CABLE  OPERATIONS
-----------------------------------------------------------

During the year ending March 31, 1994, the Company sold three of its domestic wireless cable operations for approximately $5,100,000 in cash and $12,268,000 in notes receivable, due in monthly installments from 1994 through 1998. The sales resulted in a pretax gain of approximately $15,460,000, of which approximately $11,475,000 was deferred at March 31, 1994. On December 31, 1995, the Company entered into an agreement to receive $500,000 cash and an additional $2,150,000 note receivable for the Detroit WCTV System due in 2001. On December 31, 1996, the Company revised this agreement, incorporating $193,500 of unpaid interest into the note receivable balance due in 2001. The Company continually assesses the collectibility of the notes receivable and adjusts the estimated deferred gain accordingly. The estimated deferred gain at March 31, 1998 is approximately $3,000,000.

Long-Term  Receivables
----------------------

Note receivable from Peoples Choice TV of
Detroit, Inc. in connection with the
sale  of the Detroit WCTV System maturing
through 2001.  Interest ranging from
8%  to  9%;  secured  by  the  assets
of  the  systems.                            $    2,698,790


Note receivable (unsecured) from American
Telecasting, Inc. in connection with
the  sale  of TVCN's Denver cable operations
maturing in 1998. Interest at 8%.                   380,623

Notes  receivable  -  other.                          1,900
                                                    -------
                                                  3,081,313
Less  current  portion                             (737,813)
                                                 ----------

                                             $    2,343,500
                                              ==============


The aggregate maturities of notes receivable at March 31, 1998 are as follows:


 Year  Ending  March  31,
 ------------------------

          1999                               $    737,813
          2000                                        -
          2001                                  2,343,500
                                              -----------

                                             $  3,081,313
                                              ===========

Due to the inherent uncertainties in the estimation process, the Company feels that it is reasonably possible that the allowance for notes receivable may necessitate future revisions.


NOTE  9  -  OTHER  ASSETS
-------------------------

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


NOTE  10  -  REEMA  INTERNATIONAL
---------------------------------

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

During 1998, REEMA and the government of Trinidad and Tobago signed a Memorandum of Understanding (MOU) for the construction and operation of a gas-to-liquid (GTL) plant in Trinidad. The GTL plant construction costs are estimated at approximately $300 million, which REEMA is currently reviewing various financing alternatives. There are no binding obligations for either party under the MOU and both parties are in continued negotiations towards reaching a definitive agreement. There can be no assurances that REEMA will be successful in negotiating a definitive agreement or that the necessary financing will be obtained to cover the costs of constructing the GTL plant.

NOTE  11  -  BUSINESS  SEGMENTS
-------------------------------

Operating results and other financial data are presented for the principal business segments of the Company for the years ended March 31, 1998 and 1997. Total revenue by business segment includes wireless cable TV (WCTV) station leases and WCTV international station construction contracts, as reported in the Company's consolidated financial statements. Operating profit by business segment is total revenue less cost of sales, where appropriate, and other operating expenses. In computing operating profit by business segment, the following items were considered in the Corporate and Other category: portions of administrative expenses, interest expense, income taxes and any unusual items. Identifiable assets by business segment are those assets used in Company operations in each segment. Corporate assets are principally cash, notes receivable, investments, intangible assets and deferred charges.


                            WCTV   WCTV Station  Natural Gas
                          License  Construction      Fuel       Mining and
                           Leases    Contracts    Conversion    Exploration
                         ---------- ------------ ------------- ---------------

Lease income             $  204,342  $      -     $       -      $      -
Interest  income                -           -             -             -
Other  income                   -           -             -             -
                        ----------  -----------  -------------   -----------
 Total  revenue             204,342         -             -             -

Operating (loss) profit  $  (67,529) $  (12,515)  $  (311,915)   $(1,234,816)

Identifiable  assets     $3,120,710  $   52,377   $    20,777    $   378,729

Depreciation             $    2,058  $   12,465   $    11,867    $    84,203

Capital expenditures     $  137,724  $      -     $       -      $    33,253

 March  31,  1997

Lease  income            $  171,930  $      -     $       -       $      -
Interest  income                -           -             -              -
Other  income                   -       263,320           -              -
                          ---------   ---------    -----------   -----------
 Total  revenue             171,930     263,320           -              -

Operating profit (loss)  $  (69,466) $  188,588   $  (202,621)    $(1,571,122)

Identifiable  assets     $1,673,727  $   69,342   $    77,644     $   448,754

Depreciation             $      833  $   14,020   $    13,100     $    41,890

Capital  expenditures    $  326,488  $      -     $       -       $   325,690

Table continued below.


                       Internet Access
                           Service      Pager       Corporate
                          Provider      Rental      and Other     Consolidated
                        -----------   ---------  -------------  ---------------
March 31, 1998

Lease income              $255,350     $  87,951   $ 146,214      $693,857
Interest income                -             -       493,521       493,521
Other income                   -             -        14,451        14,451
                          --------     ---------  ----------   -----------
  Total revenue            255,350        87,951     654,186     1,201,829

Operating (loss) profit  $(508,084)    $(155,083) $(2,796,320) $(5,086,262)

Identifiable assets      $ 515,784     $  63,848  $ 6,860,242  $11,012,467

Depreciation             $  85,112     $  12,467  $   423,548  $   631,720

Capital expenditures     $ 459,955     $     650  $   115,747  $   747,329

March 31, 1997

Lease income             $  34,621     $  20,500  $   136,245  $   363,296
Interest income                -             -        519,340      519,340
Other income                   -             -            188      263,508
                         -----------  ----------  -----------  -----------
  Total revenue             34,621        20,500      655,773    1,146,144

Operating profit (loss)  $(221,251)    $ (30,514) $(1,746,579) $(3,652,995)

Identifiable assets      $ 117,260     $  69,294  $ 9,963,635  $12,419,656

Depreciation             $   9,482     $     -    $   382,258  $   461,583

Capital expenditures     $ 124,742     $  62,334  $   120,913  $   960,167



NOTE  12  -  SIGNIFICANT  FOURTH  QUARTER  ADJUSTMENTS
------------------------------------------------------

In the fourth quarter for the year ended March 31, 1998, the Company made the following adjustments to the financial statements:

The Company recorded approximately $905,000 of gain which was previously deferred related to the sales of the Denver cable operations in 1994, as a result of receiving payments during the year which are reported under the installment method.


NOTE  13  -  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
----------------------------------------------------

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

Cash
----

The carrying value approximates fair value due to its liquid or short-term nature.

Investments
-----------

For those investments, which consist primarily of money market investments, the carrying amount is a reasonable estimate of fair value.

Notes  Receivables
------------------

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

Long-Term  Debt
---------------

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


Name                  Age             Position          Period  Served

Omar  A.  Duwaik       54     Chairman of the Board,
                              Chief Executive Officer
                              and President  (1)       1987  to  present

Armand DePizzol        66     President, Alert Systems
                              and CEO of National Direct
                              Connect  Corp.,  since
                              1986  Director  (2)      1989  to  present

Dennis J. Horner       51     Vice President Treasurer,
                              Director (1)             1994 to present

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

Omar Duwaik has been the President, CEO and Director of TVCN since its inception in 1987. Mr. Duwaik has been involved in the telecommunications, aerospace and electronic industries for the past 20 years. In 1980, Mr. Duwaik joined MDA, Inc. in Denver as its president. In 1983, MDA submitted 413 MMDS applications to the FCC, of which 71 were granted to MDA, with no competition, and through a lottery process, about forty more conditional licenses were granted by the FCC. For MDA, Mr. Duwaik constructed the first MMDS station in San Luis Obispo, California. Under his direction, three more MMDS stations were constructed in Kansas and Alabama. Mr. Duwaik received a B.S. Degree in Electrical Engineering, a B.S. Degree in Computer Science and an M.S. Degree in Electrical Engineering Communications from Oregon State University in 1971. Mr. Duwaik owns 10,023,356 shares of common stock of TVCN, and also owns the majority of MDA, an affiliated company, which owns
23,845,892 shares of common stock. Mr. Duwaik also owns a majority of American Technology and Information, which owns 190,000 shares of common stock. Mr. Duwaik was granted a bonus of 10,000,000 shares of common stock, which will be issued after being approved by the shareholders. Mr. Duwaik is employed on a full-time basis with the Company and is compensated at the rate
of  $108,157  a  year.    See  Item  11.  Security  Ownership  herein.

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


                                                               Cash
   Name of Individual       Capacity in Which Served       Compensation
-----------------------   ------------------------------- -------------

Omar  A.  Duwaik          Chairman of the Board of
                          Directors, President and Chief
                          Executive  Officer                 $108,157


Dennis  J.  Horner        Vice  President,  Treasurer,
                          and  Director                      $ 50,791

Barry  K.  Arrington      Vice President, General Counsel    $ 7l,784


Stock  Option  Plan

The Company has in effect an incentive Stock Option Plan and has reserved a total of 2,000,000 shares of the Company's common stock for issuance pursuant to the plan, designed as an incentive for key employees, and for acquisitions of business opportunities, and is to be administered by the compensation committee of the Board of Directors, which selects optionees and determines the number of shares subject to each option. The plan provides that no option may be granted at an exercise price less than the fair market value of the shares of the common stock of the Company on the date of grant. Fair market value is determined by calculation of an average of the highest and lowest sale prices of the stock, as reported by a responsible reporting service the committee may select. The committee is also empowered to determine fair market value in such other manner as is deemed equitable for purposes of the plan. The committee expects to determine fair market value in accordance with quotations of share prices maintained by the market makers in the Company's shares, if any. Unless otherwise specified, the options expire five years from date of grant and may not be exercised during the initial one year period from date of grant. Thereafter, options may be exercised in whole or in part, depending on terms of the particular option. The Board of Directors has not selected the compensation committee. As of March 31, 1998, no options under this stock option plan were issued. The total number of shares allocated to the plan is $2,000,000.

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



                                             Amount of
Name and Position with TVCN, or Name         Beneficial         Percent of
and Address of Greater than 5% Holders       Ownership           Class
--------------------------------------     -------------     --------------

0mar  A.  Duwaik    **
Chairman  of  the  Board  of
Directors,  President  and
Chief  Executive  Officer                10,023,356                24.33%

Dennis  Horner
Vice  President,  Treasurer
and  Director                                 1,000                 0.07%

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


TV  COMMUNICATIONS  NETWORK,  INC.




Date:    July  17,  1998                                     /s/Omar A. Duwaik
Omar  A.  Duwaik
PRESIDENT/CEO




/s/Dennis  J.  Horner
Dennis  J.  Horner
VICE  PRESIDENT/TREASURER




SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TV  COMMUNICATIONS  NETWORK,  INC.



Date:  July  17,  1998

Omar  A.  Duwaik

PRESIDENT/CEO




Dennis  J.  Horner
VICE  PRESIDENT/TREASURER