Form 10QSB
period 1998-06-30
TV COMMUNICATIONS NETWORK INC
filed 1998-08-17
CIK 819802

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                             UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                             FORM 10-QSB


       [X]  Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934
                     For the period ended June 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
41,188,454 shares of the Company's Common Stock ($.0005 par value) were outstanding as of June 30, 1998.










           TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES

                                 INDEX




                                                          Page


PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements:

            Consolidated Balance Sheet as of June 30, 1998
            (unaudited) . . . . . . . . . . . . . . . . .   4

            Consolidated Statement of Operations for the
            Three months ended June 30, 1998
            (unaudited) . . . . . . . . . . . . . . . . .   6

            Statements of Cash Flow for the Three
            months ended June 30, 1998
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

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

             TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                            June 30, 1998 (Unaudited)


                                     June 30, 1998  March 31, 1998
                                      Unaudited
           Current Assets:
              Cash                   $   630,948     $  852,362
            Investments                   89,607         87,659
            Accounts Receivable           46,686         39,498
            Inventory                    144,208        107,028
            Current Portion of Notes     545,404        737,813
            Current Portion of Def. Tax  151,188        151,188
            Other Current Assets         151,661         96,071

            Total Current Assets     $ 1,759,702    $ 2,071,619
                                      ----------    -----------

      Property and Equipment-Net     $ 3,631,175    $ 3,579,109
                                       ---------    -----------
        Other Assets:
         Notes Receivable            $ 2,343,500    $ 2,343,500
         License Agreements - Net      1,544,674      1,598,800
         Deferred Income Taxes         1,291,866      1,291,866
         Other Assets                    167,187        127,573

         Total Other Assets            5,347,227      5,361,739

      Total Assets                   $10,738,104    $11,012,467
                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

                                 June 30, 1998   March 31,1998
                                  Unaudited
Current Liabilities:
      Account Payable           $   365,430     $   322,865
      Accrued Expenses              602,297         630,250
      Current portion of
       Long-Term Debt               166,828         235,195
      Current Deferred Gain         657,992         657,992
      Taxes Payable                    -0-           21,850
      Subscribers Deposits           24,455          24,630
                                   ---------       ---------
     Total Current Liabilities  $ 1,817,002     $ 1,892,782

Long-term Liabilities:
     Long-term Debt             $ 2,117,106     $ 1,938,483
     Long-term Deferred Gain      2,343,500       2,343,500
     Advances from Stockholder      909,226         904,304
                                 ----------      ----------

Total Liabilities               $ 7,186,834     $ 7,079,069
                                 ----------      ----------

Stockholders' Equity
     Class A preferred stock,
      $1 Par value; no shares
      outstanding               $      -0-      $     -0-
     Class B preferred stock,
      $1 par value;
      28,813 shares issued and
      outstanding                    28,813         28,813
     Class C preferred stock,
      $1 par value; no shares
      outstanding                      -0-            -0-
     Class D preferred stock,
      $1 par value; no shares
      outstanding                      -0-            -0-
     Common Stock, $.0005 par
      value; 100,000,000 shares
      authorized, 41,188,454
      outstanding                    20,197          20,197
     Additional Paid in Capital   7,281,889       7,281,889
     Accumulated (Deficit)      $(3,779,629)    $(3,397,501)
                                 ----------      -----------
     Total Stockholder's Equity $ 3,551,270     $ 3,933,398
                                 ----------      -----------
Total Liabilities and
 Stockholder's Equity           $10,738,104     $11,012,467
                                ===========     ===========

           TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
               Consolidated Statement of Operations
              Three Months Ended June 30, 1998 (Unaudited)

                                    Unaudited   Unaudited
                                3 Months Ended  3 Months Ended
                                 June 30, 1998  June 30, 1997
                                -------------------------------
Revenue - Operations               $  300,531   $   317,940
Revenue - Sold Cable
    Operations                        355,290       328,233
Revenue - Sold Station                   -0-      2,000,000
                                    ----------     --------
    Total Revenue                  $  655,821   $ 2,646,173
                                    ==========  ===========
Operating Expenses: Profit
     Salaries and Wages               268,228       295,582

     Programming Fees                  12,418        26,180

     Cost of Goods Sold                44,675        30,439

     Mine Development                  26,104       432,740

     General and Administration       473,065       327,627

     Depreciation and Amortization    153,964       106,704

  Interest                             56,375        56,121
                                      --------    ---------

     Total Expenses                $1,034,829   $ 1,275,393
                                      ---------     --------
Income Before Income Taxes         $ (379,008)  $ 1,370,780
                                      ---------  -----------

Estimated Income Taxes             $    3,120   $   476,000
                                    ---------     ----------
Income After Income Tax            $ (382,128)  $   894,780
                                    ==========   ==========
Net Income Per Common Share        $     (.01)  $       .02
     Total Outstanding              ==========   ==========
Net Income Per Common share
   Weighted Average                             $       .04
                                                ===========

           TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
             Condensed Consolidated Statement of Cash Flows
            Three Months Ended June 30, 1998 (Unaudited)


                                         Three Months Ended
                                               June 30
                                          1998          1997
                                        Unaudited     Unaudited
Cash Flow From Operating Activities
Net Income (loss)                       $ (382,128)  $  894,780
Depreciation and Amortization              153,963      106,614
Change in certain assets and liabilities
     Accounts Receivable                    (7,188)       5,452
     Taxes Payable                         (21,850)      33,845
     Inventory                             (37,180)        -0-
     Prepaid Expenses                         -0-      (134,238)
     Accounts Payable                       42,565      (61,830)
     Accrued Expenses                      (27,954)    (148,620)
     Subscriber Deposits                      (175)        (151)
     Deferred Gain                            -0-      (328,233)
     Deferred Taxes                     $     -0-    $  476,000
                                          --------    ---------
Cash flows used in operating
 activities                             $ (279,947)  $   843,619
                                         ----------   ----------
Cash Flows From Investing Activities:
Investments                            $   (1,948)    $  359,601
Property & Equipment                     (151,905)      (118,104)
Notes Receivable                          192,409        769,753
Other                                     (95,202)        (4,292)
                                         --------      --------
Cash Flows provided by
 investing activities                   $  (56,644)   $1,006,958
Cash Flows From Financing Activities:
Payments of Stockholder Advances              4,922      (31,610)
Long-term Debt                              110,255      338,274
License Agreements                      $      -0-    $ (352,133)
                                           --------     ---------
Cash flows used in
 financing activities                   $   115,177   $  (45,469)
                                            --------     --------
Net Increase (decrease) in cash            (221,414)   1,805,108
Cash - Beginning of Year                    852,362      490,985
                                           --------     ---------
Cash - End of Period                    $   630,948   $ 2,296,093
                                           =========   ==========

          TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
                  Notes to Financial Statements
                 June 30, 1998 and 1997 (Unaudited)

Summary of Significant Accounting Policies

The summary of the Company's significant accounting policies are incorporated by reference from TV Communications Network, Inc., Annual Report on Form 10-KSB dated July 22, 1998 for Fiscal Year ended March 31, 1998.

The accompanying unaudited consolidated financial statements include the accounts of TV Communications Network, Inc., and its wholly-owned subsidiaries. All material and inter-company accounts and transactions have been eliminated in consolidation.


Interim Unaudited Financial Statements

Information with respect to June 30, 1998, and June 30, 1997, and the periods then ended have not been audited by the Company's independent auditors, but, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of the Company. The results of operations for the three months ended June
30, 1998, and June 30, 1997, are not necessarily indicative of the results of the entire fiscal year.

The preparation of the interim report is based on the same accounting standards, and the statements are in conformity with Generally Accepted Accounting Principles (GAAP). Management believes there are no material misstatements.


Earnings Per Share

Net income per common share is based on the weighted average number of 41,188,454 and 22,940,855 common shares outstanding for 1998 and 1997, respectively.

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

                                 Net Operating
                                     Loss          Year of
     Year Ended March 31, 1993   Carry-forward    Expiration
                                  $3,900,000         2013


Item 2.  Management's Discussion and Analysis of Financial
         Conditions and Results of Operations


Wireless Cable Operations

Salina, Kansas. TVCN is currently operating the Salina station which broadcasts on 19 channels to a base of 530 subscribers and has two employees. Zenith scrambling equipment was introduced into the Salina head-end equipment in November and December, 1996, each subscriber's household received a new descrambler (set-top converter), and the Company added ESPN, Showtime and Flix to its programming package.

Mobile, Alabama. The Company's Mobile, Alabama license is operated by Mobile Wireless TV. For the use of this license the Company received two cash payments totaling of $200,000. In addition, the Company receives a transmission fee which is the greater of $2,000 per month; $0.50 per subscriber per month; or two percent of the gross monthly revenues of the station.

Woodward, Oklahoma. The Company's Woodward, Oklahoma license is the fifth license acquired by the Company from MDA, Inc., an affiliated company. The Company leased the station to a non-affiliated entity at the rate of $500 per month for a period of one year, ending March 31, 1999.

San Luis Obispo, California. The Company has been granted six additional channels in San Luis Obispo. In addition, the Company purchased the rights to all three of the "H" channels for a total of $20,000 and the FCC has approved the transfer of these channels.
Currently, the Company is broadcasting on seven channels to 47 subscribers in the San Luis Obispo area.

Other Stations.  The Company also owns a WCTV station in Hays,
Kansas.  In cooperation with its affiliate, Multichannel
Distribution of American, Inc. ("MDA") the Company has constructed four channel WCTV stations in Myrtle Beach, South Carolina; Quincy,
Illinois; and Scottsbluff, Nebraska. None of these stations has been leased.

In addition, in an effort to expand its concentration of WCTV stations in the West Virginia and Pennsylvania areas, the Company has applied for five vacant channels in the Scranton/Wilkes-Barre
/Hazelton BTA, four of which have been licensed to the Company by the FCC. The fifth channel application is still pending.


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

On August 30, 1995, ECNM sold the Detroit station to a subsidiary of People's Choice TV ("PCTV"). In September 1995 the Company filed a lawsuit in the District of Columbia Superior Court seeking damages and to set aside the transaction on the grounds that it violated the agreement pursuant to which TVCN sold the Detroit station to ECNM in 1994. On January 12, 1996 the parties settled the lawsuit effective December 31, 1995. Pursuant to the settlement, the Company released ECNC from all liability and consented to PCTV's assumption of the note secured by the Detroit station (the "Original Detroit Note"). In return, ECNC and PCTV paid the Company $614,120 in cash; PCTV assumed the Original
Detroit Note; and one of PCTV's wholly-owned subsidiaries executed a second note (the "Additional Detroit Note") in favor of the Company in the amount of $2.15 million. As of June 30, 1998 the total outstanding deferred purchase price of the Detroit station was $2,705,896 consisting of the $362,936 principal balance of the Original Detroit Note and the $2,343,500 principal balance of the Additional Detroit Note.


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

After the closing a dispute arose between the Company and ATI concerning a number of post-closing contractual price adjustments.
On October 2, 1995 ATI and the Company settled this dispute, and pursuant to the settlement agreement ATI paid the Company $47,500, and the parties released one another from all liabilities, except
ATI is still liable to the Company for the promissory note secured by the Denver station. The Company purchased the F-Group lease from ATI in Scranton, PA in exchange for a reduction in the Denver note, or $195,705. As of June 30, 1998 the outstanding principal amount of this note was $188,514.


Mining Business

Mining and Energy International Corp./Liberty Hill Mine

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

Under the terms of the lease agreement, MEICO agreed to lease the subject mining property for thirty years, with an option to terminate the lease without penalty. MEICO agreed to pay the out-of-pocket costs of operating the mine. In addition to these out-of-pocket expenses
MEICO agreed to pay Big Trees Trust a nonrefundable advance against royalties of $40,000 per month (or 15% of the ores mined and sold, whichever is greater). As of June 30, 1998 MEICO had expended a total of $2,108,084 in out-of-pocket expenses to bring the mine into operation.
In addition, to these expenses, MEICO has paid Big Trees Trust a total of $955,000 in advance royalties. Capital expenditures on the mine amounted to $433,399. Thus total expenditures of all kinds through June 30, 1998 were $3,496,483. An additional $33,800 was spent on
Century 21 mining equipment used at the Liberty Hill Mine.

Development of the Liberty Hill Project began in the winter of 1996.
MEICO contracted with Ray Naylor to be the operator of the mine and to develop the project. Beginning in the summer of 1996, Ray Naylor assured MEICO that the mine was on the verge of production. However, for one reason or another, including inclement weather, inadequate water purification equipment, unanticipated clay content of the ore, etc., Mr. Naylor never actually brought the mine into operation.
Therefore, in the fall of 1997 MEICO began to suspect that Mr.
Naylor was unable or unwilling to bring the mine into production.
On March 5, 1998 TVCN and MEICO sued, inter alia, Big Trees Trust and Ray Naylor in a dispute over the lease and operation of the Liberty Hill Mine. In its complaint MEICO alleges that it was fraudulently induced to enter into the mining lease and that Ray
Naylor breached his contract to operate the mine on MEICO's behalf in a good and miner-like fashion. MEICO and TVCN claim damages in excess of $3.5 million. While no answer has been filed in the case, Mr. Naylor has informed MEICO that he believes it is in default under the lease and has served a notice of termination of the lease on the Company. On May 20, 1998 the Court entered an order on the parties' stipulated motion submitting the matter to binding arbitration. The parties have agreed to the appointment of Mr. Murray Richtel of the Judicial Arbiter Group, Inc. as the arbitrator in this matter, and an arbitration hearing has been set for September 10, 1998. The arbitration proceeding is in its initial stages, and discovery is proceeding. At this preliminary stage it is not possible to predict with any certainty the probable outcome of this matter.
However, TVCN intends to prosecute its claims vigorously.


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

Individual dial-up subscribers are charged an average of $19.95 per month per subscriber with a certain discount for a paid-up yearly subscription. Planet Internet offers a wide range of services to commercial accounts for as little as $50.00 per month for dial-up subscribers to as high as $350.00 per month per subscriber for accounts with high speed digital modems and other internet services. As of June 30, 1998, Planet Internet had 785 subscribers.

As of June 30, 1998, Planet Internet has purchased internet equipment worth $590,476, and has spent $1,152,124 for the development of its internet services.


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


Property, Plant and Equipment

The Company retains ownership of substantially all system equipment necessary to provide its services to subscribers. Such system equipment includes all reception and transmission equipment located at the tower (i.e., the head-end equipment), reception equipment located at each subscriber location (i.e., subscriber equipment) and related computers, diagnostic equipment and service vehicles and facilities. The Salina, Kansas system equipment is valued at $500,322. The Company's WCTV facilities are, in the opinion of management, suitable and adequate by industry standards.

The Company owns its executive offices in Denver, Colorado.  The
Company also owns a warehouse in Detroit, which is leased to PCTV at the rate of $4,000 per month until March 1999, and vacant land in Arapahoe and Jefferson Counties in Colorado, which is being held for future development. Physical assets of the Company, except for the mortgage on corporate headquarters and certain capital leases, are not held subject to any major encumbrance.


Total Revenues

     The total revenue for the first quarter ended June 30, 1998, was $655,821 as compared to $2,646,173 for the first quarter ended
June 30, 1997. The decrease was due to the sale of the Rome, Georgia station.

Operating Expenses

Total operating expenses for the first quarter ended June 30, 1998, are $1,034,829 as compared to $1,275,393 during the first quarter ended June 30, 1997. The decrease in expenses of $240,565 is summarized as follows:


      Decrease in Salaries and Wages              $  (27,354)
      Decrease in Programming Fees                   (13,763)
      Increase in Cost of Goods Sold                  14,236
      Decrease in Mine Development                  (406,636)
      Increase in General & Administrative Expense   145,438
      Increase in Depreciation and Amortization       47,260
      Increase in Interest Expense                       254

      NET DECREASE IN TOTAL EXPENSES              $ (240,565)
                                                   =========

The increase in General and Administrative Expenses is due to the increased time spent in developing new areas of operations.
The decrease in Mine Development is due to suspension of activity at the Liberty Hill Mine.


Net Gain

The net loss after income tax estimate for the three months ended
June 30, 1998 was ($382,128), compared to a gain of $894,780 during the first quarter ended June 30, 1997. The decreased income during the first quarter ended June 30, 1998, is due to the sale of the station in Rome, Georgia in June 1997. Operating costs were lower due to the suspension of mine development.


Income Taxes

See page 8 "Income Tax" note.

Estimated income taxes are calculated at 35% for federal obligations.


Liquidity and Capital Resources

The Company initially financed its growth through loans and the sale of stock. The Company will finance its future growth primarily from the sale of domestic operations.


To date, the Company has not engaged in any debt financing, with the exception of the BTAs funded through the FCC, and the purchase of the internet equipment. Instead, it has relied on individual or group investments. The company's cash flow for the three months ended June 30, 1998, and June 30, 1997, are summarized as follows:


                              June 30, 1998  June 30, 1997
                                 Unaudited   Unaudited
Unaudited
Cash Flow From Operating
 Activities                     $ (279,947)  $  843,619
Cash Flow From Investing
 Activities                       (249,053)   1,006,958
Cash Flow From Financing
 Activities                        307,586      (45,469)
Cash - Beginning of Period         852,362      490,985
                                 ----------   -----------

Cash - End of Period            $  630,948   $ 2,296,093
                                  =========   ===========

     The sales of the Denver, Colorado; Washington, D.C.; and
Detroit, Michigan systems for approximately $17.5 million with a resulting gain of $15.5 million and the sale of the Rome, Georgia station are expected to adequately continue covering the Company's current liabilities along with allowing the Company develop other wireless cable TV markets in the United States and explore other business opportunities domestically and internationally.

Currently, the Company has $2,283,934 in long term debt which is primarily for the purchase of the TVCN corporate headquarters building in Denver, Colorado, and for the Basic Trade Area rights purchased during the FCC BTA Auction.

     The Company's current assets and liabilities are $1,759,702 and $1,817,002, respectively. The Company's cash position is such that management anticipates no difficulty in its ability to meet its current obligations. The company currently has $89,607 investments in government securities.

The President, a shareholder, and a Director, have advanced loans to the Company totaling $ 909,226.


Accounts Receivable and Payable

The decrease in notes receivable as of June 30, 1998, is due mainly to the receipt of note payment.


Advance from Stockholders

During the period from March 31, 1998 to June 30, 1998, the Company repaid advances from stockholders totaling $72,864.


Subscriber Deposits

The purchasers of the Denver and Detroit stations limited the subscriber deposits assumed by purchasers to $50,000 and $114,000, respectively. TVCN is responsible for subscriber deposits above these amounts.

On February 14, 1995, Mr. Omar Duwaik was granted a cash bonus of
$100,000 by the Board of Directors. Because of cash flow constraints, the bonus had not been paid. In lieu of cash, Mr. Duwaik has been offered 10,000,000 shares of restricted Common Stock of TV
Communications Network, Inc. by the Board of Directors on March 25,
1998.  The stock will be issued after approval of the Shareholders.


PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings

(A)  On March 5, 1998 TVCN and MEICO sued, inter alia, Big Trees
Trust and Ray Naylor in a dispute over the lease and operation of the Liberty Hill Mine. In its complaint MEICO alleges that it was fraudulently induced to enter into the mining lease and that Ray
Naylor breached his contract to operate the mine on MEICO's behalf in a good and miner-like fashion. MEICO and TVCN claim damages in excess of $3.5 million. While no answer has been filed in the case, Mr. Naylor has informed MEICO that he believes it is in default under the lease and has served a notice of termination of the lease on the Company. On May 20, 1998 the Court entered an order on the parties' stipulated motion submitting the matter to binding arbitration. The parties have agreed to the appointment of Mr. Murray Richtel of the Judicial Arbiter Group, Inc. as the arbitrator in this matter, and an arbitration hearing has been set for September 10, 1998. The arbitration proceeding is in its initial stages, and discovery is proceeding. At this preliminary stage it is not possible to predict with any certainty the probable outcome of this matter.
However, TVCN intends to prosecute its claims vigorously.

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

     None.

Item 3.  Default Upon Senior Securities

     None.


Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of Security Holders during the first quarter of fiscal 1998.


ITEM 5. Other Information

     None.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    TV COMMUNICATIONS NETWORK, INC.


Date: August 14, 1998               /ss/Omar A. Duwaik

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


                                    TV COMMUNICATIONS NETWORK, INC.



Date: August 14, 1998
                                    Omar A. Duwaik
                                    PRESIDENT/CEO


                                    Dennis J. Horner
                                    VICE PRESIDENT/TREASURER

