Form 10QSB
period 1998-09-30
TV COMMUNICATIONS NETWORK INC
filed 1998-11-17
CIK 819802

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-QSB




      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the period ending September 30, 1998

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
41,188,454 shares of the Company's Common Stock ($.0005 par value) were outstanding as of September 30, 1998.

                 TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES

                                   INDEX




                                                                 PAGE


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Balance Sheet as of September 30, 1998
          (unaudited) . . . . . . . . . . . . . . . . . . . . .   4


          Consolidated Statement of Operations for the Three and
          Six months ending September 30, 1998 (unaudited). . .   6


          Statements of Cash Flow for the Six
          months ending September 30, 1998(unaudited) . . . . .   8


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . .   9


PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . .   13



SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . .  14

                          PART I.     FINANCIAL INFORMATION


                           ITEM 1.     Financial Statements

                 TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheet
                             September 30, 1998



                                              Unaudited            Audited
                                            Sept. 30,1998        Mar. 31,1998


                                            _____________        ____________
Current Assets:

     Cash                                  $    699,283         $   852,362
     Investments                                 90,780              87,362
     Accounts Receivable                         58,409              39,498
     Inventory                                  145,129             107,028
     Current Portion of Notes                      -0-              737,813
     Current Portion of Def. Tax                151,188             151,188

     Total Current Assets                   $  1,241,225         $ 2,071,619
                                           ____________         ____________

Property and Equipment-Net                  $ 3,154,704          $ 3,579,109
                                           ____________         ____________

Other Assets:
     Notes Receivable                       $ 2,535,610          $ 2,919,829
     License Agreements - Net                 1,493,463            1,598,800
     Other Assets                             1,100,830            1,291,866
                                           ____________         ____________


     Total Other Assets                     $ 5,104,980          $ 5,361,739
                                           ____________         ____________

Total Assets                                $ 9,860,909          $11,012,467
                                           ============         ============



LIABILITIES AND STOCKHOLDERS' EQUITY


                                           Unaudited                Audited
                                         Sept. 30,1998           Mar. 31, 1998
                                         _____________            ____________
Current Liabilities:
     Account Payable                       $  347,658             $  322,865
     Accrued Expenses                         664,740                630,250
     Current portion of Long-Term Debt        645,955                235,195
     Current Deferred Gain                       -0-                 657,992
     Taxes Payable                               -0-                  21,850
     Subscribers Deposits                      24,770                 24,630
                                          ___________            ___________

     Total Current Liabilities            $ 1,683,123            $ 1,938,483



Long-term Liabilities:
     Long-term Debt                       $ 1,606,859            $ 1,938,483
     Long-term Deferred Gain                2,343,500              2,343,500
     Advances from Stockholder                892,922                904,304
                                          ___________            ___________

Total Long-Term Liabilities               $ 6,526,403            $ 7,079,061

Stockholders' Equity
     Class A preferred stock, $1 par
      value; none issued or
      outstanding                               -0-                      -0-
     Class B preferred stock, $1 par
      value; 28,813 shares issued and
      outstanding                              28,813                 28,813
     Class C preferred stock, $1 par
      value; no shares outstanding              -0-                     -0-
     Class D preferred stock, $1 par
      Value; shares outstanding                 -0-                     -0-
     Common Stock, $.0005 par value;
     100,000,000 shares authorized;
      41,188,454 outstanding                   20,198                 20,197
      Additional Paid in Capital            7,281,889              7,281,889
      Accumulated (Deficit)                <3,996,394>           <3,397,5012>
                                         ____________            ___________
      Total Stockholders's Equity         $ 3,334,505            $ 3,933,398
                                         ____________            ___________

Total Liabilities and Stockholder's
 Equity                                   $ 9,860,909            $11,012,467
                                         ============           ============


                   TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
                       Consolidated Statement of Operations
                  Three Months Ending September 30, 1998 (Unaudited)


                                          Unaudited               Unaudited
                                       3 Months Ending         3 Months Ending
                                        Sept. 30, 1998          Sept. 30, 1997
                                       ________________         ______________
Revenue - Operations                   $  290,924                 $  260,873
Revenue - Sold Cable
     Operations                           362,396                    224,900
     Total Revenue                        653,320                    485,773
                                       ===========               ===========

Operating Expenses: Profit
     Salaries and Wages                $  235,409                $   308,832
     Programming Fees                      11,604                     20,165
     Cost of Goods Sold                    24,424                     15,078
     Mine Development                      22,316                    559,513
     General and Administrative           514,115                    401,400
     Depreciation and Amortization        151,601                    125,569
     Interest                          $   68,761                $    68,565
                                      ____________                 ___________


     Total Expenses                    $  981,751                $ 1,499,122

Income Before Income Taxes             $ <328,431>               $<1,013,348>
                                      ____________                ___________

Estimated Income Taxes                 $ <111,666>               $  <351,632>
                                       ____________               ___________

Income After Income Tax                  <216.765>                  <661,716>
                                       ____________               ___________

Net Income Per Common Share            $     <.01>               $      <.02>
                                       ____________               ___________


                     TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
                          Consolidated Statement of Operations
                     Six Months Ending September 30, 1997 (Unaudited)

                                           Unaudited               Unaudited
                                       6 Months Ending          6 Months Ending
                                        Sept. 30, 1998           Sept. 30, 1997
                                        ________________         _______________

Revenue - Operations                      $  591,454               $   578,813
Revenue - Sold Cable                         717,686                   553,133
     Operations
     Revenue - Sold Station                    -0-                   2,000,000
     Total Revenue                        $1,309,140               $ 3,131,946
                                         ============               ============

Operating Expenses: Profit

     Salaries and Wages                   $  503,637               $   604,414
     Programming Fees                         24,021                    46,345
     Cost of Goods Sold                       69,099                    45,517
     Mine Development                         48,420                   992,253
     General and Administrative              940,702                   729,117
     Depreciation and Amortization           305,564                   232,183
     Interest                                125,136                   124,686
                                          ___________                __________

     Total Expenses                       $2,016,579                 $2,774,515
                                          ___________                __________

Income Before Income Taxes                $ <707,439>               $  357,431
                                          ___________                __________

Estimated Income Taxes                    $ <108,546>               $  124,368
                                          ___________                 __________

Income After Income Tax                   $ <598,893>               $  233,063
                                          ___________                __________

Net Income Per Weighted Common Share      $     <.01>               $      .04
                                          ===========                 ==========



                     TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
                      Condensed Consolidated Statement of Cash Flows
                     Six Months Ending September 30, 1998 (Unaudited)

                                          Unaudited               Unaudited
                                       6 Months Ending         6 Months Ending
                                       Sept. 30, 1998           Sept. 30, 1997
                                       ______________           ______________

Cash Flow From Operating Activities


Net Income (loss)                         $  <598,893>            $   233,063
Adjustment to reconcile net income
 (loss) to net cash used in operating
 activities
     Depreciation and Amortization            153,963                 232,183
Change in certain assets and liabilities
     Accounts Receivable                      <18,911>                <21,706>
     Taxes Payable                            <21,850>                 29,527
     Inventory                                <38,101>                    -0-
     Prepaid Expenses                                                 <80,998>
     Accounts Payable                        <119,825>
     Accrued Expenses                          34,490                <132,914>
     Subscriber Deposits                          140                    <300>
     Deferred Gain                           <657,992>               <127,992>
     Deferred Taxes                           191,036                 124,368
                                          ___________                 _________

Cash flows used in operating Activities   $      -0-              $   135,406
                                          ___________               __________


Cash Flows From Investing Activities:
     Investments                          $   <3,121>              $ 1,106,496
     Property & Equipment                     <35,432>                <609,688>
     Notes Receivable                         736,513                  936,618
     Other                                    <38,600>                  <9,292>
                                           __________                __________


Cash Flows provided by investing
 activities:                              $  659,280               $ 1,424,134
                                          ___________               ___________

Cash Flows From Financing Activities:
     Payments of Stockholder Advances     $                         $ <105,453>
     Long-term Debt                          <11,381>                  613,839
     License Agreements                       79,136                  <352,133>
                                            _________               __________

     Cash flows used in financing
      Activities                           $ 118,965                $  156,253
                                            _________                 _________
     Net Increase (decrease) In Cash        <153,074>                1,715,793
      Cash - Beginning of Year             $ 852,367                $  490,985
                                           __________                __________
      Cash - End of Period                 $ 699,283)               $2,206,778
                                          ===========               ===========


                     TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES


                           Notes to Financial Statements
                       September 30, 1998 and 1997 (Unaudited)

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

Interim Unaudited Financial Statements

     Information with respect to September 30, 1998, and September 30, 1997, and the periods then ended have not been audited by the Company's independent auditors, but, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of the Company. The results of operations for the three and six months ending September 30, 1998, and September 30, 1997, are not necessarily indicative of the results of the entire fiscal year.

     The preparation of the interim report is based on the same accounting standards, and the statements are in conformity with Generally Accepted Accounting Principles (GAAP). Management believes there are no material misstatements.

Earnings Per Share

     Net income per common share is based on the weighted average number of 41,188,454, and 17,981,133 common shares outstanding for 1997 and 1996, respectively.

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


ITEM 2.     Management's Discussion and Analysis of Financial
            Conditions and Results of Operations

Wireless Cable Operations

     Salina, Kansas. TVCN is currently operating the Salina station which broadcasts on 19 channels to a base of 520 subscribers and has three employees. Zenith scrambling equipment was introduced into the Salina head-end equipment in November and December, 1996, each subscriber's household received a new descrambler (set-top converter), and the Company added ESPN, Showtime and Flix to its programming package.

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

     San Luis Obispo, California. The Company repossessed the San Luis Obispo, California WCTV station from Wireless Telecommunica-tions, Inc. (WTCI) in 1996 and has been operating it since that time. As part of a settlement with WTCI, WTCI conveyed all of its assets in the San Luis Obispo station to the Company, and the Company agreed to purchase the San Luis Obispo Basic Trading Area
(BTA) from WTCI.  The purchase price for the BTA was $452,168.
Of this amount $90,000 was paid in cash, and $362,168 was paid in the form of the Company's assumption of an obligation in that amount payable to the FCC over 10 years, with interest only payments for the first two years and principal and interest payments for the final eight years. The FCC approved the transfer of the BTA on May 23, 1997, and the Company is in the process of applying for six additional channels in San Luis Obispo. In addition, the Company purchased the rights to all three of the H channels for a total of $20,000 and is awaiting FCC approval of the transfer of these channels. Currently, the Company is broadcasting on seven channels to 25 subscribers in the San Luis Obispo area.

     Other Stations. The Company also owns a WCTV station in Hays, Kansas. In cooperation with its affiliate, Multichannel Distribution of American, Inc. (MDA) the Company has constructed four channel WCTV stations in Myrtle Beach, South Carolina; Quincy, Illinois; and Scottsbluff, Nebraska. None of these stations has been leased.

     In addition, in an effort to expand its concentration of WCTV stations in the West Virginia and Pennsylvania areas, the Company has received the licenses from the FCC for five channels in the Scranton/Wilkes-Barre/Hazelton BTA.

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

     On August 30, 1995, ECNM sold the Detroit station to a subsidiary of People's Choice TV (PCTV). In September 1995 the
Company filed a lawsuit in the District of Columbia Superior Court seeking damages and to set aside the transaction on the grounds that it violated the agreement pursuant to which TVCN sold the Detroit station to ECNM in 1994. On January 12, 1996 the parties settled the lawsuit effective December 31, 1995. Pursuant to the settlement, the Company released ECNC from all liability and consented to PCTV's assumption of the note secured by the Detroit station (the Original Detroit Note). In return, ECNC and PCTV paid the Company $614,120 in cash; PCTV assumed the Original
Detroit Note; and one of PCTV's wholly-owned subsidiaries executed a second note (the Additional Detroit Note) in favor of the Company in the amount of $2.15 million. As of September 30, 1998 the total outstanding deferred purchase price of the Detroit station was the $1,407,504 principal balance of the Original Detroit Note.

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

     Under the terms of the lease agreement, MEICO agreed to lease the subject mining property for thirty years, with an option to terminate the lease without penalty. MEICO agreed to pay the out-of-pocket costs of operating the mine. In addition to these out-of-pocket expenses MEICO agreed to pay Big Trees Trust a nonrefundable advance against royalties of $40,000 per month (or 15% of the ores mined and sold, whichever is greater). As of September 30, 1998 MEICO had expended a total of $2,130,400 in out-of-pocket expenses to bring the mine into operation. In addition, to these expenses, MEICO has paid Big Trees Trust a total of $955,000 in advance royalties. Capital expenditures on the mine amounted to $433,399. Thus, total expenditures of all kinds through September 30, 1998 were $3,518,799. An additional $33,800 was spent on Century 21 mining equipment used at the Liberty Hill Mine.

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

     Individual dial-up subscribers are charged an average of $19.95 per month per subscriber with a certain discount for a paid-up yearly subscription. Planet Internet offers a wide range of services to commercial accounts for as little as $50.00 per month for dial-up subscribers to as high as $350.00 per month per subscriber for accounts with high speed digital modems and other internet services. As of September 30, 1997, Planet Internet had 990 subscribers.

     As of September 30, 1998, Planet Internet has purchased internet equipment worth $548,728, and has spent $466,485 for the development of its internet services.

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

  Property, Plant and Equipment

     The Company retains ownership of substantially all system equipment necessary to provide its services to subscribers. Such system equipment includes all reception and transmission equipment located at the tower (i.e., the head-end equipment), reception equipment located at each subscriber location (i.e., subscriber equipment) and related computers, diagnostic equipment and service vehicles and facilities. The Salina, Kansas system equipment is valued at $542,499. The Company's WCTV facilities are, in the opinion of management, suitable and adequate by industry standards.

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

  Total Revenues

     The total revenue for the three and six months periods ending September 30, 1998, was $653,320 and $1,309,140 respectively, as compared to $485,773 and $3,131,940 for the same periods ending

September 30, 1997. The increase was due to the sale of the Rome, Georgia station in 1997.

  Operating Expenses

     Total operating expenses for the three and six months periods ending September 30, 1998, are $981,751 and $2.016,579 as compared to $1,1,499,122 and $2,774,515 during the same period ending
September 30, 1997. The change in expenses of $757,936 is summarized as follows:

     Decrease in Salaries and Wages                   $<100,777>

     Increase in Programming Fees                       <22,324>
     Increase in Cost of Goods Sold                      23,582
     Increase in Mine Development                      <943,833>
     Increase in General & Administrative Expense       211,585
     Increase in Depreciation and Amortization           73,381
     Increase in Interest Expense                           450

     NET INCREASE IN TOTAL EXPENSES                  $ <757,936>


     The decrease in salaries is a result of streamlining staff Requirements. The increase in cost of Goods Sold, General and Administrative Expenses is due to the increased efforts to increase Operating Revenues. The increase in Mine Development expenses is due to the increased activity in developing the Liberty Hill Mine.

  Net Gain


     The net gain <loss> after income tax estimate for the three and six month periods ending September 30, 1998 was $<328,431> and $<589,893>, compared to a gain of $<661,716> and $<722,751> during the six months ending September 30, 1997 and a gain of $233,063
during the six months ended September 30, 1997.   The decreased income
during the first six months ended September 30, 1998, is due to the sale of the station in Rome, Georgia in June 1997. Operating costs were lower due to the suspension of mine development.

  Income Taxes

     See Page 8 Income Tax note.

     Estimated income taxes are calculated at 35% for federal obligations.

  Liquidity and Capital Resources

     The Company initially financed its growth through loans and the sale of stock. The Company will finance its future growth primarily from the sale of domestic operations.

     To date, the Company has not engaged in any debt financing, with the exception of the BTA's funded through the FCC, and the purchase of the internet equipment. Instead, it has relied on individual or group investments. The company's cash flow for the three months ended September 30, 1998, and September 30, 1997, are summarized as follows:


                                   Sept. 30, 1998         Sept. 30, 1997
                                      Unaudited             Unaudited

     Cash Flow From Operating
       Activities                   $ <931,324>            $  135,406
     Cash Flow From Investing
       Activities                   $  659,280             $1,424,134
     Cash Flow From Financing
       Activities                   $  118,965             $  156,253
     Cash - Beginning of Period     $  490,985             $1,517,449

     Cash - End of Period           $  699,283             $2,206,778

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

     Currently, the Company has $2,252,814 in long term debt which is primarily for the purchase of the TVCN corporate headquarters building in Denver, Colorado, for the Basic Trade Area rights purchased during the FCC BTA Auction, and for Equipment Purchases.

     The Company's current assets and liabilities are $1,241,225 and $1,683,123, respectively. The Company's cash position is such that management anticipates no difficulty in its ability to meet its current obligations. The company currently has $90,780 investments in government securities.

     The President, a shareholder, and a Director, have advanced loans to the Company totaling $892,922.

  Accounts Receivable and Payable

     The decrease in notes receivable as of September 30, 1998, is due to the receipt of note payments.

  Advance from Stockholders

     During the period from March 31, 1998 to September 30, 1998, the Company repaid advances from stockholders totaling $11,381.

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

     The votes in person or proxy were:

                           For           Against           Abstain

    Omar Duwaik          37,764,970       5,270             7,155
    Armand DePizzole     37,763,739       6,370             7,286
    Dennis Horner        37,764,370       5,870             7,155
    Ken Roznoy           37,764,570       5,670             7,155
    MDA Stock Trade      37,759,735       7,930             9,730
    Fund Reema           37,755,039       9,605            12,751
    EKS&H                37,768,544       1,831             7,020


ITEM 5.     Other Information

     None.




                                SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of

1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TV COMMUNICATIONS NETWORK, INC.




Date:  November 16, 1998
                                       /ss/Omar A. Duwaik
                                       Omar A. Duwaik
                                       PRESIDENT/CEO



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


                                       TV COMMUNICATIONS NETWORK, INC.



Date:  November 16, 1998
                                       Omar A. Duwaik
                                       PRESIDENT/CEO





                                       Dennis J. Horner
                                       VICE PRESIDENT/TREASURER