Form 10QSB
period 1998-12-31
TV COMMUNICATIONS NETWORK INC
filed 1999-02-16
CIK 819802

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-QSB


      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the period ending December 31, 1998

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
51,195,914 shares of the Company's Common Stock ($.0005 par value) were outstanding as of December 31, 1998.

                 TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES

                                   INDEX




                                                                 PAGE


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Balance Sheet as of December 31, 1998
          (unaudited) . . . . . . . . . . . . . . . . . . . . .   4


          Consolidated Statement of Operations for the Three and
          Nine months ending December 31, 1998 (unaudited). . .   6


          Statements of Cash Flow for the Nine
          months ending December 31, 1998(unaudited) . . . . .    8


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . .   9


PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . .   13



SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . .  14

                          PART I.     FINANCIAL INFORMATION


                           ITEM 1.     Financial Statements

                 TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheet
                             December 31, 1998



                                              Unaudited            Audited
                                            Dec. 31,1998        Mar. 31,1998
                                            _____________        ____________
Current Assets:

     Cash                                  $    691,893         $   852,362
     Investments                                 91,883              87,659
     Accounts Receivable                         52,888              39,498
     Inventory                                  145,129             107,028
     Current Portion of Notes                     1,300             737,813
     Current Portion of Def. Tax                151,188             151,188
     Other Current Assets                             0              96,071
     Total Current Assets                   $ 1,134,281         $ 2,071,619
                                           ____________         ____________

Property and Equipment-Net                  $ 3,397,113         $ 3,579,109
                                           ____________         ____________

Other Assets:
     Notes Receivable                       $ 2,343,500          $ 2,343,500
     License Agreements - Net                 1,861,017            1,598,800
     Other Assets                             1,467,143            1,419,439
                                           ____________         ____________


     Total Other Assets                     $ 5,671,660          $ 5,361,739
                                           ____________         ____________

Total Assets                                $10,203,054          $11,012,467
                                           ============         ============



LIABILITIES AND STOCKHOLDERS' EQUITY


                                           Unaudited                Audited
                                         Dec. 31,1998           Mar. 31, 1998
                                         _____________            ____________
Current Liabilities:
     Account Payable                       $  313,487             $  322,865
     Accrued Expenses                         726,825                630,250
     Current portion of Long-Term Debt        170,439                235,195
     Current Deferred Gain                       -0-                 657,992
     Taxes Payable                               -0-                  21,850
     Subscribers Deposits                      24,830                 24,630
                                          ___________            ___________

     Total Current Liabilities            $ 1,235,581            $ 1,892,782

     Long-term Liabilities:
     Long-term Debt                       $ 2,075,047            $ 1,938,483
     Long-term Deferred Gain                2,343,500              2,343,500
     Advances from Stockholder                886,250                904,304
                                          ___________            ___________

Total Long-Term Liabilities               $ 5,304,797            $ 7,079,069

Stockholders' Equity
     Class A preferred stock, $1 par
      value; none issued or
      outstanding                               -0-                      -0-
     Class B preferred stock, $1 par
      value; 28,813 shares issued and
      outstanding                              28,813                 28,813
     Class C preferred stock, $1 par
      value; no shares outstanding              -0-                     -0-
     Class D preferred stock, $1 par
      Value; shares outstanding                 -0-                     -0-
     Common Stock, $.0005 par value;
     100,000,000 shares authorized;
      51,195,914 outstanding                   25,201                 20,197
      Additional Paid in Capital            7,777,259              7,281,889
      Accumulated (Deficit)                <4,168,597>            <3,397,501>
                                         ____________            ___________
      Total Stockholders's Equity         $ 3,662,676            $ 3,933,398
                                         ____________            ___________

Total Liabilities and Stockholder's
 Equity                                   $10,203,054            $11,012,467
                                         ============           ============


                   TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
                       Consolidated Statement of Operations
                  Three Months Ending December 31, 1998 (Unaudited)


                                          Unaudited               Unaudited
                                       3 Months Ending         3 Months Ending
                                        Dec. 31, 1998          Dec. 31, 1997
                                       ________________         ______________
Revenue - Operations                   $  238,230                 $  397,158
Revenue - Sold Cable
     Operations                                0                     451,392
     Revenue Lawsuit Settlement           300,000                          0
Total Revenue                             538,230                    848,550
                                       ===========               ===========

Operating Expenses: Profit
     Salaries and Wages                $  251,550                $   297,587
     Programming Fees                      <5,039>                    21,528
     Cost of Goods Sold                    11,143                     40,944
     Mine Development                      16,714                    150,941
     General and Administrative           298,684                    297,967
     Depreciation and Amortization        161,632                    156,925
     Interest                          $   64,460                $    92,437
                                      ____________                 ___________
     Total Expenses                    $  799,144                $ 1,058,329

Income Before Income Taxes             $ <260,914>               $  <209,779>
                                      ____________                ___________

Estimated Income Taxes                 $ < 88,711>               $   <72,793>
                                       ____________               ___________

Income After Income Tax                  <172,203>                  <136,986>
                                       ____________               ___________

Net Income Per Common Share            $    <.004>               $     <.004>
                                       ____________               ___________


                     TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
                          Consolidated Statement of Operations
                     Nine Months Ending December 31, 1998 (Unaudited)

                                           Unaudited               Unaudited
                                       9 Months Ending          9 Months Ending
                                        Dec. 31, 1998           Dec. 31, 1997
                                        ________________         _______________

Revenue - Operations                      $  829,685               $   975,971
Revenue - Sold Cable                         717,686                 1,004,525
     Operations
     Revenue - Sold Station                    -0-                   2,000,000
     Revenue Lawsuit Settlement		   300,000                         0
     Total Revenue                        $1,847,371               $ 3,980,496
                                         ============               ============

Operating Expenses: Profit

     Salaries and Wages                   $  755,187               $   902,001
     Programming Fees                         18,982                    67,873
     Cost of Goods Sold                       80,242                    86,460
     Mine Development                         65,133                 1,143,194
     General and Administrative            1,239,389                 1,027,084
     Depreciation and Amortization           467,196                   389,108
     Interest                                189,595                   217,123
                                          ___________                __________

     Total Expenses                       $2,815,724                 $3,832,843
                                          ___________                __________

Income Before Income Taxes                $ <968,353>               $   147,652
                                          ___________                __________

Estimated Income Taxes                    $ <197,257>               $    51,575
                                          ___________                 __________

Income After Income Tax                   $ <771,096>               $    96,077
                                          ___________                __________

Net Income Per Weighted Common Share      $     <.01>               $      .002
                                          ===========                 ==========












                     TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
                      Condensed Consolidated Statement of Cash Flows
                     Nine Months Ending December 31, 1998 (Unaudited)

                                          Unaudited               Unaudited
                                       9 Months Ending         9 Months Ending
                                       Dec. 31, 1998           Dec. 31, 1997
                                       ______________           ______________

Cash Flow From Operating Activities
Net Income (loss)                         $  <771,096>            $    96,077
Adjustment to reconcile net income
 (loss) to net cash used in operating
 activities
     Depreciation and Amortization            467,197                 389,107
Change in certain assets and liabilities
     Common Stock                             500,373                       0
     Accounts Receivable                      <13,390>                <43,600>
     Taxes Payable                            <21,850>                144,511
     Inventory                                <38,101>                    -0-
     Prepaid Expenses                               0                 <52,383>
     Accounts Payable                          <9,378>               <122,873>
     Accrued Expenses                          96,575                <108,879>
     Subscriber Deposits                          200                    <390>
     Deferred Gain                           <657,992>               <469,486>
     Deferred Taxes                           105,440                       0
                                          ___________                 _________

Cash flows used in operating Activities   $  <342,022>              $<167,915>
                                          ___________               __________
Cash Flows From Investing Activities:
     Investments                          $    <4,224>              $1,504,172
     Property & Equipment                     <99,824>                <647,891>
     Notes Receivable                         736,513                1,382,523
     Other                                    <57,078>                  <9,292>
                                           __________                __________
Cash Flows provided by investing
 activities:                              $  575,387               $ 2,229,512
                                          ___________               ___________

Cash Flows From Financing Activities:
     Payments of Stockholder Advances     $  <18,053>               $ <145,993>
     Long-term Debt                           71,808                   587,975
     License Agreements                     <447,594>                 <547,838>
                                            _________               __________

     Cash flows used in financing
      Activities                           $<393,839>               $ <105,856>
                                            _________                 _________
     Net Increase (decrease) In Cash        <160,464>                1,955,741
      Cash - Beginning of Year             $ 852,367                $  490,985
                                           __________                __________
      Cash - End of Period                 $ 691,893                $2,446,726
                                          ===========               ===========

                     TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
                           Notes to Financial Statements
                       December 31, 1998 and 1997 (Unaudited)

Summary of Significant Accounting Policies

     The summary of the Company's significant accounting policies are incorporated by reference from TV Communications Network, Inc., Annual Report on Form 10-KSB dated June 29, 1998 for Fiscal Year ending March 31, 1998.

     The accompanying unaudited consolidated financial statements include the accounts of TV Communications Network, Inc., and its wholly-owned subsidiaries. All material and inter-company accounts and transactions have been eliminated in consolidation.

Interim Unaudited Financial Statements

     Information with respect to December 31, 1998, and December 31, 1997, and the periods then ended have not been audited by the Company's independent auditors, but, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of the Company. The results of operations for the three and nine months ending December 31, 1998, and December 31, 1997, are not necessarily indicative of the results of the entire fiscal year.

     The preparation of the interim report is based on the same accounting standards, and the statements are in conformity with Generally Accepted Accounting Principles (GAAP). Management believes there are no material misstatements.

Earnings Per Share

     Net income per common share is based on the weighted average number of 42,300,394, and 41,188,454 common shares outstanding for 1998 and 1997, respectively.

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


ITEM 2.     Management's Discussion and Analysis of Financial
            Conditions and Results of Operations

Wireless Cable Operations

     Salina, Kansas. TVCN is currently operating the Salina station which broadcasts on 19 channels to a base of 520 subscribers and has two employees. Zenith scrambling equipment was introduced into the Salina head-end equipment in November and December, 1996, each subscriber's household received a new descrambler (set-top converter), and the Company added ESPN, Showtime and Flix to its programming package.

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

     San Luis Obispo, California. The Company repossessed the San Luis Obispo, California WCTV station from Wireless Telecommunica-tions, Inc. (WTCI) in 1996 and has been operating it since that time. As part of a settlement with WTCI, WTCI conveyed all of its assets in the San Luis Obispo station to the Company, and the Company agreed to purchase the San Luis Obispo Basic Trading Area
(BTA) from WTCI.  The purchase price for the BTA was $452,168.
Of this amount $90,000 was paid in cash, and $362,168 was paid in the form of the Company's assumption of an obligation in that amount payable to the FCC over 10 years, with interest only payments for the first two years and principal and interest payments for the final eight years. The FCC approved the transfer of the BTA on May 23, 1997, and the Company is in the process of applying for six additional channels in San Luis Obispo. In addition, the Company purchased the rights to all three of the H channels for a total of $20,000 and has received FCC approval of the transfer of these channels. Currently, the Company is broadcasting on seven channels to 20 subscribers in the San Luis Obispo area.

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

     On August 30, 1995, ECNM sold the Detroit station to a subsidiary of People's Choice TV (PCTV). In September 1995 the
Company filed a lawsuit in the District of Columbia Superior Court seeking damages and to set aside the transaction on the grounds that it violated the agreement pursuant to which TVCN sold the Detroit station to ECNM in 1994. On January 12, 1996 the parties settled the lawsuit effective December 31, 1995. Pursuant to the settlement, the Company released ECNC from all liability and consented to PCTV's assumption of the note secured by the Detroit station (the Original Detroit Note). In return, ECNC and PCTV paid the Company $614,120 in cash; PCTV assumed the Original
Detroit Note; and one of PCTV's wholly-owned subsidiaries executed a second note (the Additional Detroit Note) in favor of the Company in the amount of $2.15 million. As of December 31, 1998 the total outstanding deferred purchase price of the Detroit station was paid in full.

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

     Development of the Liberty Hill Project began in the winter of 1996. MEICO contracted with Ray Naylor to be the operator of the mine and to develop the project. Beginning in the summer of 1996, Ray Naylor assured MEICO that the mine was on the verge of production. However, for one reason or another, including inclement weather, inadequate water purification equipment, unanticipated clay content of the ore, etc., Mr. Naylor never actually brought the mine into operation. Therefore, in the fall of 1997 MEICO began to suspect that Mr.
Naylor was unable or unwilling to bring the mine into production.
On March 5, 1998 TVCN and MEICO sued, inter alia, Big Trees Trust and Ray Naylor in a dispute over the lease and operation of the Liberty Hill Mine. In its complaint MEICO alleges that it was fraudulently induced to enter into the mining lease and that Ray
Naylor breached his contract to operate the mine on MEICO's behalf in a good and miner-like fashion. MEICO and TVCN claim damages in excess of $3.5 million. While no answer has been filed in the case, Mr. Naylor has informed MEICO that he believes it is in default under the lease and has served a notice of termination of the lease on the Company. In September 1998 the parties agreed to all material terms of a settlement of the dispute. However, Mr. Naylor subsequently repudiated the settleemnt. The Company has Notified Mr. Naylor that it intends to take whatever steps are necessary to enforce the Settlement Agreement.

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

     Individual dial-up subscribers are charged an average of $19.95 per month per subscriber with a certain discount for a paid-up yearly subscription. Planet Internet offers a wide range of services to commercial accounts for as little as $50.00 per month for dial-up subscribers to as high as $350.00 per month per subscriber for accounts with high speed digital modems and other internet services. As of December 31, 1998, Planet Internet had approximately 800 subscribers.

     As of September 30, 1998, Planet Internet has purchased internet equipment worth $548,728, and has spent $466,485 for the development of its internet services.

InterOmni Services - The InterOmni Wallet

     TVCN has incorporated a new, wholly-owned subsidiary, InterOmni Services, Inc, (IOSI), in order to develop the InterOmni ("IO") Wallet, a digital profile that tracks and records information about an individual. The IO Wallet will develop a consumer profile based on the individual's demographics, purchasing behavior, and interests and hobbies. Data from the IO Wallet can then be sold to advertisers, marketers, and merchants.

     The IO Wallet will work by allowing individuals to sell specific data to merchants at the point of transaction (i.e. visiting a web site or making an online purchase). IOSI will also act as a traditional list broker. For example, an advertiser can send advertisement to IOSI clients. This could be a direct marketing piece, an email, or even a broadcast TV commercial if and when broadcast and cable TV are integrated with the Internet. IOSO will generate a commission based upon the value of the data.

   According to "The Economist," total advertising spending in the US exceeded $250 billion in 1997. It was reported that in 1998, $163 billion was spent on direct marketing which is expected to increase by 7% a year versus 5.5% growth for total advertising spending. Internet advertising for the first nine months of 1998 was $1.3 billion and is expected to increase to $15 billion by 2003 according to Forrester Research (a 54% compounded annual growth rate).

    The IO Wallet is under development. A beta version of the product if successful may become available by the end of 1999. Therefore, Management does not expect any revenues from the InterOmni Wallet anytime soon. There is no assurance with any degree of certainty that the development of the IO Wallet will be successful. More information about the InterOmni Wallet can be found at http://www.InterOmni.com





Middle East Investment Authorization

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



  Total Revenues

     The total revenue for the three and nine months periods ending December 31, 1998, was $538,230 and $1,847,371 respectively, as compared to $848,550 and $3,980,496 for the same periods ending

December 31, 1997. The previous increase was due to the sale of the Rome, Georgia station in 1997.

  Operating Expenses

     Total operating expenses for the three and nine months periods ending December 31, 1998, are $799,144 and $2,815,724 as compared to $1,058,329 and $3,832,843 during the same period ending
December 31, 1997. The change in expenses of $1,017,119 is summarized as follows:

     Decrease in Salaries and Wages                 $  <146,814>
     Decrease in Programming Fees                       <48,891>
     Decrease in Cost of Goods Sold                      <6,218>
     Decrease in Mine Development                    <1,078,061>
     Increase in General & Administrative Expense       212,305
     Increase in Depreciation and Amortization           78,088
     Decrease in Interest Expense                       <27,528>

     NET INCREASE IN TOTAL EXPENSES                 $<1,017,119>


     The decrease in salaries is a result of streamlining staff requirements. The increase in cost of Goods Sold, General and Administrative Expenses is due to the increased efforts to increase Operating Revenues. The decrease in Mine Development expenses is due to the suspension of activity in developing the Liberty Hill Mine.



Net Gain

     The net gain <loss> after income tax estimate for the three and nine month periods ending December 31, 1998 was $<172,203> and
$<771,096>, compared to a change of $<136,986> and $96,077 during
the three and nine months ending December 31, 1997.   The decreased income
during the first nine months ended December 31, 1998, is due to the lack of selling any stations in 1998, as compared to the sale of the station in Rome, Georgia in June 1997. Operating costs were lower due to the suspension of mine development.

  Income Taxes

     See Page 8 Income Tax note.
Estimated income taxes are calculated at 35% for federal obligations.


Liquidity and Capital Resources


     The Company initially financed its growth through loans and the sale of stock. The Company will finance its future growth primarily from the sale of TV Stations, TV licenses and/or other assets.



     To date, the Company has not engaged in any debt financing, with the exception of the BTA's funded through the FCC, and the purchase of the internet equipment. Instead, it has relied on individual or group investments. The Company's cash flow for the nine months ended December 31, 1998, and December 31, 1997, are summarized as follows:




                                   Dec. 31, 1998         Dec. 31, 1997
                                      Unaudited             Unaudited

     Cash Flow From Operating
       Activities                   $ <342,022>            $ <167,915>
     Cash Flow From Investing
       Activities                   $  575,387             $2,229,512
     Cash Flow From Financing
       Activities                   $ <393,839>            $ <105,856>
     Cash - Beginning of Period     $  852,367             $  490,985

     Cash - End of Period           $  691,893             $2,446,726

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


Currently, the Company has $2,245,486 in long term debt which is primarily for the purchase of the TVCN corporate headquarters building in Denver, Colorado, for the Basic Trade Area rights purchased during the FCC BTA Auction, and for Equipment Purchases.

     The Company's current assets and liabilities are $1,134,281 and $1,235,581, respectively. The Company's cash position is such that management anticipates no difficulty in its ability to meet its current obligations. The company currently has $91,883 investments in government securities.

     The President, a shareholder, and a Director, have advanced loans to the Company totaling $886,250.

  Accounts Receivable and Payable

     The decrease in notes receivable as of December 31, 1998, is due to the receipt of note payments.

  Advance from Stockholders

     During the period from March 31, 1998 to December 31, 1998, the Company repaid advances from stockholders totaling $18,053.


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

   ITEM 2.     Changes in Securities

     On November 20, 1998, 8,507,460 Shares of Restricted Common Stock were issued to Omar A. Duwaik in exchange for all of the outstanding shares of MDA of Illinois, Inc. The primary asset is the E-Group Licenses in Quincy, IL, which will be used in acquiring the Salina, Kansas BTA from Heartland Wireless, Inc.

     On November 20, 1998 1,500,000 Shares of Restricted Common Stock were issued to Omar A. Duwaik in exchange for 60% of the partnership owning the South 41 Auto Salvage in Calhoun, GA, which is now a wholly owned subsidiary of the Company.

     Both transactions were approved by Shareholders, as reported in the 10Q dated 9/30/98.

   ITEM 3.     Default Upon Senior Securities

     None.

   ITEM 4.     Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of Shareholders during the quarter ended December 31, 1998.


ITEM 5.     Other Information
     Dennis J. Horner has resigned as Vice President of Finance, Secretary and Director from TV Communications Network, Inc. effective February 9, 1999. Mr. Horner had no disagreements with Management.










                                SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TV COMMUNICATIONS NETWORK, INC.




Date:  February 15, 1999
                                       /ss/Omar A. Duwaik
                                       Omar A. Duwaik
                                       PRESIDENT/CEO





                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       TV COMMUNICATIONS NETWORK, INC.



Date:  February 15, 1999
                                       Omar A. Duwaik
                                       PRESIDENT/CEO