Form 10KSB
period 1999-03-31
TV COMMUNICATIONS NETWORK INC
filed 1999-07-29
CIK 819802

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB




[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended March 31, 1999


                                  or

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

                            Telephone: (303) 751-2900


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of The Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 50,835,954 shares of the Company's Common Stock ($.0005 par value) were outstanding as of March 31, 1999.

                    TV COMMUNICATIONS NETWORK, INC.
                           AND SUBSIDIARIES

Forward Looking Statements

Certain oral and written statements of management of the Company included in this Form 10 KSB and elsewhere contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor created thereby. These statements include the plans and objectives of management for future operations, GTL Technology based on TVCN's GTL process, anticipated capital and operating costs of GTL plants, signing a definitive agreement, obtaining required financing for such plants, the continued development of TVCN's GTL process and the projected economic use of GTL plants. In addition, these statements include but are not limited to such words as "intent", "believe", "estimate", "choice", "projection", "potential", "expect", "should", "might", "could" and other similar expressions. The forward looking statements included herein and elsewhere are based on current expectations that involve judgments which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Actual results may differ substantially from these statements. In particular the assumptions assume the collectability of the note receivable from the sale of cable operations, the ability to sign a definitive agreement, obtain required financing, construct and successfully operate commercial GTL plants, and produce a salable product from the proposed GTL plant, and the ability to successfully develop the BTAs and markets, satisfactory resolution of legal maters, and economic, competitive and market conditions for the Company's business operations, and compliance with the Year 2000 issue. Although the Company believes that the assumptions are accurate, there can be no assurance that the forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in the forward looking statements, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the company can or will ever be achieved.


                                PART I

ITEM 1.    DESCRIPTION OF BUSINESS

Business Development

TV Communications Network, Inc. ("TVCN" or the "Company") was organized as a Colorado corporation on July 7, 1987. Its executive offices are at 10020 E. Girard Avenue, Suite 300, Denver, Colorado 80231, its telephone number is (303) 751 2900 and its fax number is (303) 751-1081. The Company was formed to seek business opportunities that, in the opinion of management, will provide profit to the Company in any industry in general and the Wireless Cable TV ("WCTV") industry in particular. During its early years, TVCN focused its attention on WCTV operations. After early success, TVCN began to diversify. Since then, the Company has been a diversified holding enterprise with operations in gas and oil refining; WCTV; Internet; mining; auto salvage and wireless communications. However the company recently sold its Internet operations, and is considering the sale of other operations in order to focus on its gas and oil business.

Gas and Oil Operations

TVCN has an ambitious goal ... to become a recognizable force in the gas and oil industry. With assets of only $10 million, it is hardly apparent that TVCN would become a recognized force in the giant gas and oil industry. But, TVCN is now ready to offer a process for the gas and oil industry in competition against the likes of Exxon and Shell.

How Did It All Begin

Qatar has the third largest gas reserves in the world with the largest single natural gas field. In 1992 as TVCN was constructing the world's first WCTV station (outside the USA) in Qatar, it came to the realization that Qatar was not making much profit on exporting its Liquefied-Natural-Gas ("LNG"). The Qatar government requested TVCN to explore for more efficient and profitable applications and utilization of natural gas. It wasn't too long before TVCN's management ran into a technology used by the Germans in the 1920's and then by the South Africans in the 1950's. At the heart of such technology was the Fisher-Tropsch ("F-T") process that converted coal/gas into transportation fuels. The initial F-T process was not efficient and was not commercially viable, but few companies claimed the introduction of certain innovations and improvements to optimize the process efficiency. Worldwide reviews were conducted by TVCN of the improvements and innovations claimed at that time. After extensive reviews and evaluations, TVCN decided to develop its own F-T process in order to overcome many of the deficiencies identified in then existing technological processes or claimed innovations. Accordingly, TVCN incorporated Reema International in 1993 as a wholly owned subsidiary for the development of its own Gas-To-Liquid ("GTL") process. A team of industry experts was put together and headed by Glen Clark, who is considered one of the top authorities in the GTL industry. As TVCN, through Reema, began to develop its own technology, it began to negotiate with several foreign countries for securing a gas supply source for a GTL plant. Now, TVCN would like to construct as many GTL plants as the world can demand, perhaps at least 50 GTL plants throughout the world.

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

Memorandum of Understanding

After years of negotiations, Reema and the government of Trinidad and Tobago signed in December, 1997 a Memorandum of Understanding ("MOU") for the construction and operation of a GTL plant in Trinidad. The proposed GTL conversion plant will be employing Reema's propriety technological information. Reema's GTL plant in Trinidad will be using natural gas from Trinidad. On June 11, 1999, The National Gas Company of Trinidad and Tobago Limited (a government agency) and Reema International Corporation signed a "Term Sheet For Supply of Natural Gas Agreement". The Agreement sets forth the terms and conditions for a definitive agreement, and the obligations of both parties that must be satisfied before the signing of a definitive agreement. No assurance can be given that the definitive agreement will be executed. In any event, depending on if and when the proposed plant construction is completed, the proposed GTL plant might be the world's first commercial GTL plant to process natural gas into about 10,000 barrels per day ("bpd") of high-quality finished petroleum products such as sulfur-free diesel, jet fuel, naphtha and others.

The initial capitalization of Reema's proposed GTL plant in Trinidad is expected to be between $275 and $300 million, for a production capacity of 10,000 bpd over a period of at least 20 years. Reema is discussing various financing options with financial institutions and interested parties, of which there can be no assurance of success..

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

Historical Background and Competition

The "heart" of a GTL conversion plant is the Fisher-Tropsch process. The front end (gasification) and the back end (hydrocracking) units of a GTL plant are relatively standard commercial units that are commercially available today and have been in use for about 40 years. The F-T process itself is not new. It was used by the Germans since the 1920's to convert coal into syngas, which was then fed into the F-T process for conversion into transportation fuels. South Africa used the F-T process in the 1950's. However, because of the inefficiency of the early F-T processes, the old GTL technology was not commercially viable. In 1992, Sasol of South Africa began to experiment on a 2,500 bpd GTL plant. The initial focus was on the production of the high-value wax. It is believed that Sasol is now working on the production of transportation fuels, but no information is currently available on such work.

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

A.    Gas Locations

More than half of the estimated 5,086 trillion cubic feet of natural gas is stranded in remote areas. GTL "... could make use of gas which would otherwise be wasted..." said the Norwegian state firm Statoil. This is obvious because transporting natural gas through conventional pipelines across continents and oceans is not commercially viable. The alternative has been to liquefy the natural gas through very expensive LNG plants and transport it through specialized and expensive tankers to specialized terminals under special handling to end-users. The entire LNG process is so expensive, costing billions of dollars, that it leaves little profit for the gas producing countries and makes the price of gas expensive for end-users. In addition LNG plants have been used only when the amount of gas liquefied and exported is very large, and that the gas price to the end-users at the importing countries is very high.

On the other hand, a typical GTL conversion plant can be built at a cost of approximately $300 million, producing 10,000 bpd of finished petroleum products such as diesel, jet fuel and naphtha which can be transported by conventional means without special terminals or handling. Further, the production capacity of a typical GTL plant can be expanded through a series of modules. Thus, a small plant can start production at the rate of 10,000 bpd, then the production capacity can modularly be increased to 20,000; 30,000; 40,000 etc. bpd. The capacity appears to be almost endless with one limitation, which is the amount of natural gas available for the process.

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

The recent announcement in California regarding the danger of diesel produced from crude oil underscores the significance of the GTL technology. On 8-27-98, UPI reported that "California has become the first state to declare that soot emitted in diesel exhaust is a cancer threat that requires new controls." On 8-28-99, the Rocky Mountain News reported eleven members of the California Air Resources Board ("ARB") "voted unanimously to declare 40 chemicals found in (crude oil-derived) diesel exhaust as toxic air pollutants."

In contrast, diesel and jet fuel processed and produced by the GTL process will have zero sulfur, zero aromatics, higher cetane, and a higher smoke point. The quality of the finished products of the GTL process is expected to be so premium that it can be used as a blend with the products derived from crude oil in order to improve their quality and meet an ever-increasing stringent pollution standard requirements.

C.    Impact on U.S. Trade Deficit

Petroleum imports, accounting for the largest single item of the U.S. trade deficit in 1997, could top 65% of total consumption within the next five years, according to IOGCC (a 29-state Commission on oil and gas). IOGCC reported to Congress that the "U.S. may have to abandon 60-80% of discovered domestic oil resources by 2015 ... Clearly the situation as it now stands is intolerable. As Senator Jessie Helms said earlier that year: "Economic calamity will occur in America, if and when foreign producers shut off our supply."

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

Projected Growth Potential

See Forward Looking Statements on Page 1.

There are only two commercial GTL plants in the world today -- the Shell plant of 12, 500-bpd capacity, and the 2,500 bpd plant of Sasol in South Africa. While Exxon has a pilot GTL plant, Exxon, at the present, does not have any commercial GTL plant. There is little information about the South African plant. The capital cost of the Shell plant reportedly ranged from $850 million to as high as $2.0 billion. However, the Shell plant is concentrating on the high-value finished products instead of transportation fuel. Therefore, the Shell plant is not really a typical GTL plant. Based on Reema's proprietary design criteria and specifications, the following parameters are projected for a typical GTL plant:

Capital Cost:                     $300 million
Feedstock:                        Natural gas
Production:                       10,000 bpd
Life Span:                        Minimum 20 years
Projected Total Gross Revenues:   $2.32 billion
Projected Avg. Yearly Revenues:   $116 million

The current estimate of world reserves of natural gas is 5086 trillion cubic feet. More than one-half of known natural gas is in stranded gas fields far away from world markets. This is a sufficient feedstock for thousands of GTL plants around the world. The dwindling crude oil reserves throughout the world underscores the critical role that the GTL conversion process will play in the coming years. Moreover, with the advent of the GTL conversion process, exploration activities for natural gas may intensify in the coming years.

According to Arthur D. Little, 11 million bpd could potentially be produced by GTL plants. Using the size of Reema's proposed plant of 10,000 bpd, and a 20-year average operating revenues of $116 million per year, the market potential for GTL as projected by ADL would be as follows:

      Number of              Finished Petroleum         Oper. Revenues
      GTL Plants             Products (1000 bpd)           Per Year
   ------------------        -------------------        --------------

          1                          10                 $116.0 million
         50                         500                 $5.8 billion
         100                      1,000                 $11.6 billion
         500                      5,000                 $58.0 billion
        1,100                    11,000                 $127.6 billion
        2,000                    20,000                 $232.0 billion

In order to evaluate the growth potential of GTL in the U.S. market alone, the following should be taken into account:

o Trillions of cubic feet of natural gas are stranded in Alaska. Giant oil and gas companies reportedly cannot even place a book value on their gas reserves because of a current lack of marketability.

o Oil consumption in the U.S. in 1996 was 18.3 million-bpd. It is projected to reach 21.3 mbpd by 2005.

o U.S. Petroleum imports could top 65% of total consumption within five years.

o Petroleum imports account for the largest single item of the U.S. trade deficit.

o The U.S. may have to abandon 60-80% of discovered domestic oil resources by 2015.

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

The FCC regulates the construction, operation, and reporting requirements of WCTV stations, which transmit from 4 to 33 analog TV channels of programming and have a range of 25 to 50 miles from the transmitting station. With new digital equipment coming to the marketplace, each 6 MHz channel will be able to deliver up to six different TV programs. The costs involved in digital transmissions are very prohibitive now, but as demand increases, these costs should become more affordable. A WCTV station can deliver a variety of signals, including subscription television, data, and other related entertainment and communications services. WCTV station subscribers capture the microwave signals by means of a specially designed partial parabolic antenna. The captured microwave signals are then converted to frequencies recognizable by a standard television set.

Wireless Cable Stations

Salina, Kansas - TVCN is currently operating a WCTV in Salina, Kansas. The Salina operation broadcasts on 19 channels to a base of 447 subscribers and has two employees. Zenith scrambling equipment was introduced into the Salina head-end equipment in November and December 1996, each subscriber's household received a new descrambler (set-top converter), and the Company added ESPN, Showtime and Flix to its programming package.

Mobile, Alabama - The Company's Mobile, Alabama license is operated by Mobile Wireless TV. For the use of this license the Company received two cash payments totaling $200,000. In addition, the Company receives a transmission fee, which is $1,200 per month.

San Luis Obispo, California - Currently, the Company is broadcasting on seven channels to 15 subscribers in the San Luis Obispo area.

Other Stations - The Company also owns a WCTV station in Hays, Kansas and Quincy, Illinois. In cooperation with its affiliate MDA, the Company has constructed four channel WCTV stations in Myrtle Beach, South Carolina and Scottsbluff, Nebraska. Neither of these stations have been leased.

In addition, in an effort to expand its concentration of WCTV stations in the West Virginia and Pennsylvania areas, the Company has applied for five vacant channels in the Scranton/Wilkes-Barre/Hazelton BTA. The Company purchased the F Group lease from American Telecasting, Inc. for $200,000.

The FCC Spectrum Auction

From November 13, 1995 to March 28, 1996 the FCC conducted an auction of a certain portion of the microwave spectrum used by WCTV stations. In this auction the FCC divided the country into Basic Trade Areas ("BTAs"), according to certain geographic WCTV markets. The successful bidder on each BTA acquired the right to obtain the licenses for all parts of the commercial WCTV spectrum in the BTA, which were not already under license. In order to qualify to participate in the auction, each bidder was required to pay an up-front payment to the FCC. The Company's up-front payment was $300,000 with a small business bidding credit of $400,000.

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

On August 30,1995, ECNM sold the Detroit station to a subsidiary of Peoples Choice TV ("PCTV"). In September 1995 the Company filed a lawsuit in the District of Columbia Superior Court seeking damages and to set aside the transaction on the grounds that it violated the agreement pursuant to which TVCN sold the Detroit station to ECNM in 1994. On January 12, 1996 the parties settled the lawsuit effective December 31, 1995. Pursuant to the settlement, the Company released ECNC from all liability and consented to PCTV's assumption of the note secured by the Detroit station. In return, ECNC and PCTV paid the Company $614,120 in cash; PCTV assumed the Original Detroit Note; and one of PCTV's wholly-owned subsidiaries executed a second note (the Additional Detroit
Note) in favor of the Company in the amount of $2.15 million. As of March 31, 1999 the total outstanding deferred purchase price of the Detroit station was $3,061,186, consisting of the $717,686 principal balance of the Original Detroit Note and the $2,343,500 principal balance of the Additional Detroit Note.

Denver, Colorado - In December 1993 the Company sold its Denver, Colorado WCTV station to American Telecasting, Inc. ("ATI"), of Colorado Springs, Colorado. The gross purchase price was determined pursuant to a contractual formula to be $6,073,500. After adjustments, the net purchase price was $5,868,434. As of March 31, 1999 the principal on the note was paid in full.

Quincy, Illinois and Salina, Kansas

TVCN has been negotiating with Heartland over the Salina, KS BTA license (which Heartland had won in the auction back in March of 1996) since August of 1997. On August 4, 1998, Heartland gave management an acceptable offer, i.e., the two companies would partition the BTA off so that TVCN will receive 40.6% of the BTA that covers the central part, and Heartland will keep the 59.4%. The companies will share payments to the FCC in those percentages. To entice Heartland to enter into such an agreement, TVCN offered them its E-Group license in Hays, Kansas, since Heartland has already paid $65,000 to the FCC towards the Salina BTA payments. Heartland countered that it would rather have the E-Group license in Quincy, Illinois that TVCN controlled, but did not own. The Company negotiated a no-arms-length agreement with its affiliated company, Multichannel Distribution of America and MDA-Illinois ("MDA") to acquire that license to be a part of the Salina deal. MDA agreed to take TVCN common stock as payment for the Quincy license. MDA is largely owned and controlled by Mr. Duwaik, TVCN President.

TVCN discerned that the Quincy, Illinois market has about forty-nine thousand two hundred and thirty-three (49,233) lines of site households ("LOS/HH"). The Company offered eight dollars and sixty-four cents ($8.64) for each LOS/HH. (This is reasonable in today's marketplace, considering that BellSouth's purchases in the Atlanta area were in the $39.00 per LOS Household range.) This would bring the purchase price for the Quincy license to four hundred twenty-five thousand, three hundred and seventy-three dollars ($425,373). Management also thought this was reasonable in light of the fact that BellSouth Wireless had paid the Company two million dollars ($2,000,000) a year earlier for the Rome, Georgia E-Group license. An evaluation had been conducted by an independent appraiser (Houlihan Valuation Advisors of Denver, Colorado) in the possible transfer of ten million (10,000,000) shares of Restricted Stock, and the valuation of five cents ($.05) a share was determined. That being the case, TVCN issued to MDA eight million five hundred seven thousand, four hundred and sixty shares (8,507,460) of Restricted Common Stock in exchange for receiving 100% of the outstanding shares of MDA--Illinois which owns the Quincy license, and TVCN will transfer ownership of that license to Heartland. TVCN will acquire in return, 40.6% of the Salina BTA license, plus MDS1, MDS2A (only four megahertz wide, but ideal for data transfer), the F-Group (4 channels) and H1 in the Company's name. The Company will also have easier access to the educational license in the market (the A-Group, C-Group and G-Group - 12 more channels in all). Through this transaction, the Company believes the value of the Salina System would be greatly enhanced. It will be further improved through the ability of adding more channels. Further, the Company will no longer have to pay lease fees to Token, nor pay any more legal fees on their behalf. We will also be saving tower fee payments in Quincy. This transaction was submitted to and approved by a vote of the shareholders at last year's annual meeting.

The partition agreement was submitted to the FCC in December 1998. It went on public notice on May 26, 1999. The Company is awaiting final FCC approval.

Rome, GA

On June 18, 1997, TVCN concluded the sale of its 4-channel E-Group station in Rome, GA ("Rome Station") to Bell South for $2,000,000.00 in cash. Previously, TVCN had acquired the Rome Station from MDA, Inc. through the acquisition of all outstanding shares of its wholly owned subsidiary MDA of Georgia. MDA, Inc. is owned and controlled by TVCN's president. In exchange for the acquisition of the Rome Station, TVCN issued 17,953,321 restricted shares of TVCN's common stock to MDA The number of shares issued in the transaction was derived by averaging the high bid price of TVCN's stock at the close on each of the previous four Fridays, which were $0.14, $0.13, $0.15 and $0.15, as reported by the National Quotation Bureau. The average of those high bids was $0.1425 per share. Since the shares issued by TVCN are restricted shares, and TVCN historically discounted restricted shares by 20% the discounted average high bids of $0.1425 was discounted by 20% to $0.114 per share. The $2.0 million was then divided by $0.114. The resulting number was the 17,953,321 restricted shares. The transaction was approved by the shareholders of TVCN during their annual meeting in 1977.

Pager Business

In February 1997, TVCN purchased the assets of a pager business in Georgia for $100,000. The business sells pagers, cellular phones, airtime for pagers, and accessories from locations in Calhoun and Dalton, Georgia. This business currently has about 1,000 airtime customers, who are charged $12.95 or more per month. The stores have three employees. The Company is considering the sale of this operation.

Auto Salvage and Parts Recycling Business

In November of 1998, TV Communications Network, Inc. entered into an agreement with JBA Wholesalers, Inc. ("JBA") to acquire all of the issued an outstanding stock of JBA Wholesalers, Inc. JBA owns and auto salvage and parts recycling business in Calhoun, Georgia. The appraised market value of JBA at the time of the transaction was $125,000.

Omar Duwaik, the Company's president, had a 60 % private interest in JBA prior to the transaction. The Board of Directors of the Company approved a resolution for the Company to acquire the remaining 60% of the stock in JBA to go along with the 40% which the Company already owned from an April 1998 transaction.

The Company issued 1,500,000 shares of restricted Common Stock to Omar Duwaik based upon a share price of $.05 per share, which is the value per share estimate by Houlihan Valuation Advisors in a report dated March 25, 1998.

The business maintains an inventory of used autos and parts to be sold to the public in Calhoun, Georgia. The grounds and buildings are on a Lease Purchase Agreement payment plan of $1,500 per month. The last payment is due in March of 2006, at which time the property and buildings will be conveyed to JBA for $1.

The business has 3 employees. The Company believes that this is a business with significant asset growth potential.

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

Under the terms of the lease agreement, MEICO agreed to lease the subject mining property for thirty years, with an option to terminate the lease without penalty. MEICO agreed to pay the out-of-pocket costs of operating the mine. In addition to these out-of-pocket expenses MEICO agreed to pay Big Trees Trust a nonrefundable advance against royalties of $40,000 per month (or 15% of the ores mined and sold, whichever is greater). As of March 31, 1999 MEICO had expended a total of $2,110,224 in out-of-pocket expenses to bring the mine into operation. In addition, to these expenses, MEICO has paid Big Trees Trust a total of $955,000 in advance royalties. Capital expenditures on the mine amounted to $433,399. Thus total expenditures of all kinds through March 31, 1999 were $3,498,624. An additional $33,800 was spent on Century 21 mining equipment used at the Liberty Hill Mine. No funds were spent for development or operations in fiscal year 98/99. The U.S. Forest Service performed limited remediation (erosion control) activities on the site in the fall of 1998. An existing money market bond payable to the U.S. Forest Service was the source of funds for this expenditure.

Development of the Liberty Hill Project began in the winter of 1996. MEICO contracted with Ray Naylor to be the operator of the mine and to develop the project. Beginning in the summer of 1996, Ray Naylor assured MEICO that the mine was on the verge of production. However, for one reason or another, including inclement weather, inadequate water purification equipment, unanticipated clay content of the ore, etc., Mr. Naylor never actually brought the mine into operation. Therefore, in the fall of 1997 MEICO began to suspect that Mr. Naylor was unable or unwilling to bring the mine into production. On March 5, 1998 TVCN and MEICO sued, inter alia, Big Trees Trust and Ray Naylor in a dispute over the lease and operation of the Liberty Hill Mine. In its complaint MEICO alleges that it was fraudulently induced to enter into the mining lease and that Ray Naylor breached his contract to operate the mine on MEICO's behalf in a good and miner-like fashion. MEICO and TVCN claim damages in excess of $3.5 million. While no answer has been filed in the case, Mr. Naylor has informed MEICO that he believes it is in default under the lease and has served a notice of termination of the lease on the Company. On May 20, 1998 the Court entered an order on the parties' stipulated motion submitting the matter to binding arbitration. The parties have agreed to the appointment of Mr. Murray Richtel of the Judicial Arbiter Group, Inc. as the arbitrator in this matter, and an arbitration hearing had been set for September 10, 1998. However, before the arbitration hearing the parties met on September 1, 1998 and entered into a preliminary agreement to settle the dispute by selling the mine at auction and splitting the proceeds. However, Mr. Naylor subsequently attempted to disavow this settlement agreement. The Company has placed Mr. Naylor on notice that it intends to file a second court action to enforce the settlement agreement if he does not follow through with his obligations thereunder. At this preliminary stage it is not possible to predict with any certainty the probable outcome of this matter. However, TVCN intends to prosecute its claims vigorously.

Century 21/Mountain House Mine - The Company acquired a controlling interest in Century 21 Mining, Inc. in December 1989. Century 21's principal asset is the Mountain House Mine. The mine is not yet in operation. The status of this mine has not changed since the last fiscal year. For more information, see the company's previous annual reports, which are incorporated by reference.

Reema International Corp.

Reema's day-to-day operations are managed by its Senior Vice President, Glen Clark. Mr. Clark is the manager and driving force behind the GTL project with some 45 years broad management experience domestically and internationally. Previously, Mr. Clark was with Ford Bacon & Davis Technologies in charge of the Environmental Department. Prior to that, he was responsible for managing a 300-person Engineering and Design Drafting Group at Gulf Interstate Engineering, where they provided design and drafting services to the pipeline (Liquid & Gas) and related process industries. At M.K. Kellogg, Mr. Clark was responsible for worldwide start-up to completion operations of an average of over 30 projects employing over 2,500 people around the world. The projects included LNG (and regasification), ammonia, fertilizer, methanol, cogeneration, carbon dioxide (recovery, purification and reinjection), catalytic cracking and refinery operations and maintenance. At Bechtel Petroleum, Mr. Clark was responsible for all synfuel project activities. The projects included coal gasification, heavy oils, tar sands, oil shale, biomas conversion and coal liquefication. At Allied Chemical, for over 27 years, Mr. Clark progressed from an entry-level foreman to become the vice president with a wide range of responsibilities that included managing the operations of 20 chemical plants. Mr. Clark has a BS in Chemical Engineering from Penn State, and an MBA from NYSU. He has completed graduate marketing and management courses at Columbia University and an advanced management program at Harvard University.

Internet Business Opportunities

On February 16, 1996 the Company incorporated its wholly owned subsidiary, Planet Internet Corp. ("Planet") as an Internet Service Provider ("ISP"). Planet provides Internet service to subscribers. During the first year of testing and operation, Planet concentrated its efforts on local individual accounts.Individual dial-up subscribers are charged an average of $19.95 per month per subscriber with a certain discount for a pre-paid yearly subscription. Planet offers a wide range of services to commercial accounts for as little as $50.00 per month for dial-up subscribers to as high as $350.00 per month per subscriber for accounts with high speed digital modems and other internet services. As of March 31, 1999, Planet had 836 subscribers.

As of March 31, 1999, Planet Internet has purchased internet equipment worth $588,572, and has spent $1,304,535 for the development of its internet services.

On May 18, 1999, TVCN entered into an agreement with BeWell Net Corporation of 19555 East Parker Square, Parker, Colorado 80134 to purchase the assets of the Company's wholly owned internet service provisioning subsidiary, Planet Internet Corp. of 910 16th Street, Suite 801, Denver, Colorado 80202.

Omar Duwaik, TVCN's President negotiated the agreement with BeWell's Dr. William Shepperd. Mr. Duwaik related to the Board that BeWell seemed better positioned to access growth capital. Based on BeWell's representations, BeWell has some 38,000 subscribers, and that BeWell's management had received and turned down an offer to be purchased for $30 million, and that BeWell was planning a private placement offering of 1,000,000 shares of its common stock at $5.00 a share. Mr. Duwaik presented to the Board that he had negotiated a purchase price of $1,746,515.00 less certain liabilities. The net purchase price will be paid in restricted shares of BeWell common stock, at the rate of $5.00 per share. BeWell will assume approximately $229,000 in long and short-term liabilities of Planet Internet. Other Liabilities will be the responsibility of TVCN. BeWell agreed to register the restricted shares that will be issued to TVCN when and if BeWell filed a registration statement for a contemplated public offering in the future. The financial impact of this transaction is not reflected in the financial statement herein because the transaction did not take place until after the end of TVCN's fiscal year.

A certain number of BeWell's shares that will be issued to TVCN will be transferred to former Planet Internet employees in the form of a performance bonus by the Company.

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

Qatar WCTV Station

In 1992 the Company received a contract from the Qatari Government Telecommunications Corporation ("Q-Tel") to build a WCTV station in Doha, Qatar and train operations personnel. The Company built the station in 1993, and a provisional acceptance certificate for the station was issued on August 14, 1993. Through May 1996, TVCN personnel assisted in the management and operation of the station and trained Qatari personnel. TVCN has guaranteed the supply of all-compatible equipment and spare parts that may be needed for the maintenance, and refurbishment of the equipment, and the continuation of the WCTV operation without interruption over a period of 10 years. The Qatar wireless cable system was awarded Cable Operator of the Year honors at the CABSAT 95 (cable and satellite exhibition).

Business of Issuer

TVCN has not constructed any commercial GTL plants as of this date. Therefore, the gas and oil operations are not discussed in this section. For the development of these operations, see "Business Development" herein.

Principal Services and Markets

The Company owns MMDS licenses in Mobile, Alabama; San Luis Obispo, California; Salina, Kansas; Hays, Kansas; and Scranton/Wilkes-Barre, PA. The Company's MMDS license in Mobile is leased to an independent WCTV operator. The Company constructed stations in Myrtle Beach, South Carolina; Quincy, Illinois; Rome, Georgia; Woodward, Oklahoma; and Scottsbluff, Nebraska under authority from MDA. Currently, the only WCTV stations the Company is operating are in the Salina, Kansas and San Luis Obispo, California areas. The Company is leasing its Mobile, Alabama license as well as the Woodward, Oklahoma license (under authority from MDA). The company has had inquiries concerning the leasing of the channels in Scottsbluff, Nebraska; Hays, Kansas; and Myrtle Beach, South Carolina. The license in Rome, Georgia was sold to BellSouth. The Quincy, IL license was assigned to Nucentrix Broadband networks, Inc (formerly Heartland). Nucentrix in turn, entered into a "Partition Agreement" with TVCN to allow the Company to acquire additional protection and channel rights for its Salina WCTV system. The Agreement was filed with the FCC in December 1998 and went on public notice on May 26, 1999. The Company is awaiting final FCC approval.

The Company offers its WCTV services to private homes, apartments and commercial
properties  including  stores,   bars,   restaurants,   office  buildings,   and
hotels/motels.

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

Agreements with Program Suppliers

A WCTV operator can offer its subscribers a broad range of television programming, including popular channels like ESPN, CNN, WTBS, DISCOVERY, LIFETIME, CNBC, WGN, NICKELODEON, A&E, USA, CMTV, MTV, and SHOWTIME. As well as offering the local ABC, NBC, CBS, FOX, Warner Brothers TV, United Paramount Network and FOX affiliates, PBS stations, independent stations and local UHF channels. The Company has agreements with World Satellite Network to provide certain programming for its Salina and San Luis Obispo stations, and directly with the programming sources ESPN, The Family Channel and The Nashville Network.

Patents, Trademarks and Licenses

The Company owns MMDS licenses in Mobile, Alabama; San Luis Obispo, California; Salina, Kansas; Hays, Kansas; and Scranton/Wilkes-Barre, Pennsylvania. All licenses issued by the FCC are subject to renewal. The Company has also constructed stations in Myrtle Beach, South Carolina; Quincy, Illinois; Rome, Georgia; Woodward, Oklahoma; and Scottsbluff, Nebraska under authority from MDA, an affiliate that holds the MMDS licenses for these stations. The Company subsequently sold the Rome, Georgia station and license to BellSouth Wireless, Inc. and is in the process of assigning the Quincy, IL license as part of a separate business deal to enhance the Salina, KS wireless system.

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

The Company's wholly owned subsidiary, Planet Internet Corporation, registered the trade names fun.edu and TVCN.NET with the Colorado Secretary of State (see Internet Business Opportunities herein).

The Company holds no patents. However, the Company has filed a patent application concerning its GTL technology. The application is pending.

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

    Channel Group         No. of Channels
    -------------         ---------------

       A Group                  4
       B Group                  4
       C Group                  4
       D Group                  4
       E Group                  4
       F Group                  4
       G Group                  4
  H1, H2, and/or H3             3
      Channel 1                 1
  Channel 2 (or 2A)             1
                              -----
        Total                   33
                              =====

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

From time to time legislation may be introduced in Congress, which, if enacted, might affect the Company's operations. Proceedings, investigations, hearings and studies are periodically conducted by congressional committees and by the FCC and other government agencies with respect to problems and practices of, and conditions in the subscription TV industry.

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

Two actions taken by the FCC as a result of The Act are particularly important to the Company's ongoing business in the wireless cable industry. First, the FCC has proposed a rule that would preempt the local zoning regulation of MMDS antennas, thus allowing the placement of antennas in areas in which they had been prohibited. The rule would establish a rebuttal presumption that state or local regulations are unreasonable if they affect the installation, maintenance or use of MMDS antennas. The FCC has also streamlined its ITFS application process by delegating processing authority to the FCC staff. As many WCTV systems rely on leasing excess ITFS channel capacity, the new procedures should benefit the wireless cable industry by making more such licenses available.

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

In October 1998, the FCC approved most of the aforementioned changes, in effect giving operators "two-way" capability, and the ability to offer voice, data, internet, TV and any other broadband services. The Company is considering the sale of its remaining TV properties to concentrate its energies on Reema's Gas to Liquid project. Sprint, MCI Worldcom and several other telecommunications companies have recently purchased other wireless cable operators. The Company is also in discussions with these purchasers.

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

Employees

As of March 31, 1999, the Company had 19 employees. None of the Company's employees are the subject of a collective bargaining agreement. The company believes that relations with its employees are good.

The Company's ability to carry out its proposed activities is dependent, to a substantial degree on a limited number of personnel. There can be no assurance that the company will be able to retain such personnel. The Company's success is also dependent on the Company's ability to recruit and motivate high quality personnel. If the Company fails to retain the services of one or more of these persons or if the Company is unable to attract a sufficient number of skilled employees, the Company's operations may be adversely affected. The Company does not currently maintain any key man insurance on any of its officers, directors, or significant employees.

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

Since inception, the Company has financed its capital and operating cash requirements through loans and advances from the Company's president, other shareholders, and the sale of common and preferred stock. The Company is now considering different debt financing options as well as continued asset sales. There is no certainty that the Company will be able to obtain all required financing.

Summary

The most dominant business about which financial information is presented elsewhere in this report is the construction, sale, lease and operation of WCTV stations. The principal service is the providing of subscription TV programs to commercial and private subscribers. As of this date, the method of distribution is by over the air microwave signals. The leasing of MMDS and other microwave TV channels is essential to this business. The practice of the Company relating to working capital is to have an adequate amount of inventory and in particular, the receiving equipment for the installation of new subscribers. The Company's principal methods of competition include lower price, better service, and product performance (better picture quality). Another advantage is the ability of the microwave signal to reach subscribers in areas not economically feasible for cable TV operators. Increasingly, satellite television program services are competing with the Company. The negative factors include a lesser number of channels and consequently a lesser number of programs. As disclosed above, the Company is also involved in other business opportunities, including mining, internet access, and gas conversion projects. The mining operations are being discontinued while the Internet operation is being sold.

ITEM 2.    DESCRIPTION OF PROPERTIES

The Company owned its executive offices in Denver, Colorado at year-end. The office building has an outstanding mortgage with a balloon payment due in July of 2000. The mortgage balance at year-end was $481,783. In July of 1999, the Company accepted an offer for sale of the building subject to closing. Under the terms of the sales agreement, the Company will enter into a three year lease for the rental of its' executive offices.

The Company also owns a warehouse in Detroit, MI not subject to any mortgage. This warehouse was leased to PCTV at the rate of $4,000 per month until March 1999. In July 1999, the Company accepted an offer for sale of the warehouse and land subject to closing. The net book value at year-end of the building and land was $158,379.

The Company owns undeveloped acreage on two lots in Cherry Hills Village, Colorado not subject to any mortgages. The book value of these lots at year-end was $633,113. Both lots have been listed for sale. On April 15, 1999, one of the lots was sold for $630,000 (See Note 16 - to the Company's audited consolidated financial statements).

The Company also owns undeveloped acreage in Jefferson County, Colorado not subject to any mortgages. The book value of this acreage at year-end was $64,700. This acreage has also been listed for sale.


The Company owns its executive offices in Denver, Colorado. The Company also owns a warehouse in Detroit, which was leased to PCTV at the rate of $4,000 per month until March 1999, and vacant land in Arapahoe and Jefferson Counties in Colorado, which is being held for future development. However, all these assets are being listed for sale. Physical assets of the Company, except for the mortgage on corporate headquarters and a lease on Internet equipment with Ascend Equipment Leasing Corporation., are not held subject to any major encumbrance. Subsequent to March 1999, the Ascend lease is being assigned and transferred to BeWell Net as part of the sale of Planet Internet.

ITEM 3.    LEGAL PROCEEDINGS

(1) Mining and Energy International Corporation and TV Communications Network, Inc. v. Big Trees Trust et al., Case No. 98 WM 537 in the United States District Court for the District of Colorado. On March 5, 1998 TVCN and its wholly-owned subsidiary MEICO sued, inter alia, Big Trees Trust and Ray Naylor in a dispute over the lease and operation of the Liberty Hill Mine in Nevada County, California. In its complaint MEICO alleges that it was fraudulently induced to enter into the mining lease and that Ray Naylor has breached his contract to operate the mine on MEICO's behalf in a good and miner-like fashion. MEICO and TVCN claim damages in excess of $3.5 million. While no answer has been filed in the case, Mr. Naylor has informed MEICO that he believes it is in default under the lease and has served a notice of termination of the lease on the Company. On May 20, 1998 the Court entered an order on the parties' stipulated motion submitting the matter to binding arbitration. The parties have agreed to the appointment of Mr. Murray Richtel of the Judicial Arbiter Group, Inc. as the arbitrator in this matter, and an arbitration hearing had been set for September 10, 1998.The arbitration proceeding was in its initial stages, and no discovery had been conducted. However, before the arbitration hearing the parties met on September 1, 1998 and entered into a preliminary agreement to settle the dispute by selling the mine at auction and splitting the proceeds. However, Mr. Naylor subsequently attempted to disavow this settlement agreement. The Company has placed Mr. Naylor on notice that it intends to file a second court action to enforce the settlement agreement if he does not follow through with his obligations thereunder. At this preliminary stage it is not possible to predict with any certainty the probably outcome of this matter. However, TVCN intends to prosecute its claims vigorously.

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

Of the $1.5 million paid pursuant to the settlement agreement, $705,269 was paid as fees and expense to the plaintiff class's counsel. The remaining funds were ordered distributed to the members of the class that had filed valid proofs of claim. In addition, pursuant to the settlement agreement, those class members who had purchased shares of TVCN stock during the class period and who still retained the stock at the time of the settlement, were required to relinquish those shares back to the Company in order to participate in the settlement. Pursuant to this provision, the Company received 359,960 shares of stock from class members participating in the settlement. The Company canceled the shares of common stock returned as a result of the settlement.

Year 2000 Risks

The risks posed by Year 2000 issues could adversely affect the Company's business in a number of significant ways. Additionally, the Company faces risks to the extent that suppliers of products, services and systems purchased by the Company, and others with whom the Company does business on a worldwide basis, do not have business systems or products that comply with the Year 2000 requirements.

The Company is currently expending resources to review its products and services, as well as our internal management information systems in order to identify and modify those products, services and systems that are not Year 2000 compliant. The company expects that such modifications will be made on a timely basis and does not believe that the costs of such modifications will have a material effect on its operating results. The Company, however, cannot guarantee that its own systems will be Year 2000 compliant in a timely manner, that any third parties who provide us with products, services or systems will be Year 2000 compliant in a timely manner. Given the pervasive nature of the Year 2000 problem, the Company cannot guarantee that disruptions in other industries and market segments will not adversely affect the Company's business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

No matters were submitted for a vote of security holders of the Company during the fourth quarter of the fiscal year ended March 31, 1999.

                                PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
           MATTERS

The Company's common stock has traded on the over the counter market ("OTC") since January 11, 1988. As of March 31, 1999, there were eleven stock brokerage firms making a market in the Company's common stock. The high bid and low asked prices of the common stock of the Company have been as follows:

            Years         High Bid Per          Low Ask Per
            Ended            Share                 Share
          ---------       ------------          ------------


           3/31/92            3.88                 4.00
           3/31/93             .25                  .38
           3/31/94             .19                  .14
           3/31/95             .13                  .15
           3/31/96             .02                  .07
           3/31/97             .08                  .17



           Quarter        High Bid Per          Low Ask Per
           Ending            Share                 Share
          ---------       ------------          ------------

           6/30/97             .07                  .12
           9/30/97            .056                  .09
          12/31/97             .31                  .39
           3/31/98             .17                  .19
           6/30/98             .39                  .41
           9/30/98             .47                  .56
          12/31/98             .19                  .24
           3/31/99             .16                  .19


The above quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

As of March 31, 1999, there were 1,715 record holders of the Company's common stock. As of March 31, 1999 there were 50,835,954 shares of common stock outstanding.

The Company has not paid cash dividends on its common stock and does not anticipate paying cash dividends for the foreseeable future. The Company anticipates that all earnings, if any, will be retained for development of the Company's business.

Low Volume Trading; Possible Volatility of Stock Price

In 1989, the Company made an application to have its common stock listed and quoted on the NASDAQ System. The application was denied. One of the requirements for listing on NASDAQ is that the common stock of the company requesting inclusion have a minimum bid price of $5.00 per share. The current price of the stock does not meet the requirements of NASDAQ. The Company intends to reapply for listing when and if the listing requirements are met.

The Company's Common Stock is subject to certain "penny stock" rules promulgated by the Securities and Exchange Commission. Under such rules, broker-dealers who recommend "penny stocks" to persons other than established customers and accredited investors must make a special written suitability determination for the purchases and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if the market price is at least $5.00 per share.

The SEC has adopted regulations that generally define a "penny stock" to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include equity securities listed on NASDAQ and equity securities of a company that has: (a) net tangible assets of at least $2,000.000, if such company has been in continuous operation for more than three years, or (b) net tangible assets of at least $5,000,000, if such company has been in continuous operation for less than three years, or (c) average revenue of at least $6,000,000 for the proceeding three years. Unless an exemption is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a risk of disclosure schedule explaining the penny stock market and the risks associated therewith.

Control by Management

The officers and directors own and or control approximately 92.8% of the Company's currently outstanding Common stock. As a result, if the officers and directors act together, they will have significant influence on the outcome of all matters requiring shareholder approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of the Company's assets) and significant influence on the management and affairs of the Company. Such influence could discourage others from initiating potential merger, takeover or other changes of control transactions. As a result, the market price of the Company's Common Stock would be adversely affected.

Conversion of Preferred Stock

Class C Preferred Stock - Class C Preferred Stock is non-cumulative. Holders of Class C Preferred Stock are entitled to receive non-cumulative dividends of up to six percent (6%) per annum from the net profits of the Company, when and if declared by its Board of Directors. The conversion rate is two shares of Class C Preferred Stock for one share of Common Stock. A thirty day (30) notice is given as required to holders in a call for redemption by the Company, during which thirty day (30) period the holders of Class C Preferred Stock are entitled to convert their Preferred Stock into Common Stock. The Company had issued 400,000 Class C Preferred Shares to MDA (a company related by virtue of having several mutual stockholders, officers and directors, including Omar Duwaik) in exchange for Transmission Equipment. After MDA requested the conversion of its Class C Preferred Stock, the Company issued 200,000 Restricted Common Shares to MDA on May 29, 1997. Another 380,000 Class C Preferred Shares were issued to AT&I (a company related by virtue of having mutual stockholders, officers and directors, including Omar Duwaik), as partial payment for the acquisition of the Company's Headquarters Building. The headquarters building had a fair market value of $930,000 and the Company assumed a $550,000 mortgage. AT&I requested the conversion of its Class C Preferred Stock and the Company issued 190,000 Restricted Common Shares to AT&I on May 29, 1997.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The operating revenue for 1999 was $1,035,000 compared to $1,202,000 in 1999, a decrease of $167,000. The decrease is due to lower interest income of $218,000 in 1999. Other income was less by $13,000 in 1999. Lease income, management fees, operations revenue and wireless revenue increased by $64,000 in 1999.

Total operating expenses were $3,913,000 in 1999 compared to $5,053,000 in 1998, a decrease of $1,140,000. Litigation settlement expenses were $117,000 in 1999 compared to $1,286,000 in 1998, a decrease of $1,169,000. General and administrative expenses were $2,698,000 in 1999 compared to $2,995,000 in 1998, a decrease of $297,000. Depreciation and amortization expenses were $812,000 in 1999 compared to $618,000, an increase of $194,000. Interest expense was $286,000 in 1999 compared to $154,000 in 1998, an increase of $132,000.

The loss from operations in 1999 was $2,878,000 compared to a loss of $3,851,000 in 1998, a decrease of $973,000.

Non-operating gains, primarily from the sale of cable operations and licenses, in 1999 were $1,320,000 compared to $4,257,000 in 1998, a decrease of $2,937,000.

The net loss for 1999 was $1,076,000 million compared to a loss of $571,000 in 1998.

These operating revenues do not include the revenues that are generated from the activities of buying and selling WCTV stations. For example, the buying/selling of WCTV station activities resulted in a gain of $1,020,388 in fiscal year 1999 as compared to gains of $4,257,409; $2,343,043; $3,589,919; $2,813,017 and
$3,980,847 in fiscal years 1998, 1997, 1996, 1995 and 1994  respectively.  Thus, the total revenues for fiscal year 1999 are $2,054,961 as compared to $5,459,238 a year earlier.

Income tax benefit generated was $554,227 and $1,234,816 in 1999 and 1998, respectively.

Business Segments - The Company maintains accounting records for TV Communications Network, Inc. and each of its subsidiaries. Note 13 of the audited financial statements on page F-23 reflects the segment data of the Company's business segments for the years 1999 and 1998. The salvage yard was consolidated into the Company's operations at the beginning of 1999. Expenses exceeded revenue by $110,000 and the operating loss was $80,000. Reema's natural gas fuel conversion expenditures were less by $1,163,000 in 1999 than in 1998. Legal expenses were less in 1999 than 1998 and included legal settlement income of $300,000 in 1999. Mining and exploration expenditures were $1,163,000 less in 1999 than 1998. The mining activities have been shutdown and are now considered discontinued operations. Planet Internet's access service provider business, which was sold after year-end, had increased revenue of $25,000 and increased expenses of $93,000, resulting in an increase loss of $67,000 in 1999. Corporate and other segment expenses decreased by $1,223,000 in 1999, as a result of downsizing, less travel expenditures, lower legal expenses and other money-saving measures. However, the Company intends to continue its research and development in the GTL technology.

Liquidity and Capital Resources

The Company's primary source of liquidity has been from the sale of appreciated assets. The business of the Company requires substantial capital investment on a continuing basis and the availability of a sufficient credit line or access to capital financing is essential to the company's continued expansion. The
Company's cash flows for the years ended March 31, 1999, and 1998, are summarized as follows:

Cash provided by (used in)

                                      March 31,
                            -----------------------------
                                1999             1998
                            ------------     ------------
Operations ............     $(1,411,409)     $(1,315,000)
Investing activities ..     $(1,002,317)     $ 2,167,185
Financing activities ..     $    18,887      $  (490,808)
Net increase (decrease)     $  (390,205)     $   361,377


Currently, the Company has $2,203,549 in long-term debt with current maturities of $405,428, which is primarily for the purchase of the TVCN corporate headquarters building in Denver, Colorado, the purchase of 12 BTAs from the FCC (see FCC Spectrum Auction herein), and the acquisition of the BTA license from WTCI of Pennsylvania.

The Company incurred losses during the last three fiscal years. The Company's current assets and liabilities are $887,393 and $1,616,367 respectively. The Company intends to finance its research and development activity in the GTL echnology, and to meet its current financial obligations through the sale of certain of its assets. After its fiscal year end, the Company sold one of its two residential lots for $630,000. It has listed for sale its property in Detroit for $200,000, and its mountain properties for $1.1 million. The Company has accepted an offer on its building which houses its corporate headquarters for $1.2 million, subject to closing. The Company is considering the sale of many of its WCTV systems and BTA rights to partially finance its GTL projects. In general, the Company's cash position is such that management anticipates no difficulty in its ability to sell appreciated assets to continue meeting its current obligations. The Company has a note receivable in the approximate amount of $2.4 million due at the end of year 2000. The Company may have to sell the note at a discount if it becomes necessary to do so.

The Company believes that with the sale of appreciated assets, it will be able to utilize the net operating loss carryforward in the near future to reduce cash outflows for income tax expenses.

Stockholder Advances

The president continued to advance loans to the Company. As of March 31, 1999, the loans totalled $1,100,334. Currently, the Company has no intentions of repaying such loans within the next twelve months.

Income Tax Developments

Since its inception the Company has incurred operating losses through March 31, 1999, which include certain accrued expenses that are not deductible for tax purposes until paid. The Company has net operating loss carry-forwards available to offset future years taxable income. The following summarizes these losses.

                                       Net Operating
                                        Loss Carry-         Year of
                                          Forward         Expiration
                                       --------------     -----------

As of March 31, 1999                      $5,300,000          2014


Selected Financial Data
                             1999          1998        1997           1996         1995
                           ----------   ----------  ----------     ----------   ----------
Year ended March 31,

Revenues                   $1,034,573   $1,201,829  $1,146,144     $1,195,368   $4,503,078
Net income (loss)          (1,075,848)    (571,143)   (959,079)       512,387      777,439
Per share: net income
 (loss)                          (.03)        (.02)       (.05)           .03          .04

Total assets               $9,907,925  $11,012,467  $12,419,656   $15,287,790  $14,168,587
Plant and equipment, net   $3,252,830  $ 3,579,109  $ 3,265,350   $ 2,543,499  $ 2,064,733
Current assets             $  887,393  $ 2,071,619  $ 7,136,684   $ 6,560,906  $ 8,785,659
Total liabilities          $6,858,322  $ 7,079,069  $ 7,700,974   $ 9,610,028  $ 9,003,212
Long-term debt             $2,203,549  $ 2,173,678  $ 1,518,165   $ 1,510,240  $   512,560


Capitalization

Stockholders equity consists of the following:


                                               Stockholders  equity
                                                      March 31
                               --------------------------------------------------------------
                                   1999             1998             1997            1996
                               -----------      -----------      -----------      -----------

Common stock .............     $    25,418      $    20,197      $     9,016      $     9,016
Preferred stock ..........     $    28,813      $    28,813      $   960,813      $   960,813
Additional paid-in capital     $ 7,468,721      $ 7,281,889      $ 6,575,211      $ 6,575,211
Deficit accumulated ......     $(4,473,349)     $(3,397,501)     $(2,826,358)     $(1,867,279)
                               -----------      -----------      -----------      -----------

Total stockholders equity      $ 3,049,603      $ 3,933,398      $ 4,718,682      $ 5,677,761
                               ===========      ===========      ===========      ===========

Year 2000 Readiness Disclosure

Based upon the Company's assessment to date, the Company believes the current versions of its software products and services are "Year 2000 compliant". That is they are capable of adequately distinguishing twenty-first century dates from twentieth century dates. Although the Company's computer systems have undergone, or will undergo, the Company's normal quality testing procedures, there can, however be no assurance that the Company's computer systems will contain all necessary date code changes. Any failure of the Company's computer systems to perform, including system malfunctions associated with the onset of year 2000, could result in claims against the Company.

Although the Company has not been a party to any litigation or arbitration proceeding to date that involves year 2000 compliance issues with its products or services, there can be no assurances that the Company will not in the future be required to defend its services in such proceedings, or to negotiate resolutions of claims based upon Year 2000 issues. The costs of defending and resolving Year 2000-related disputes, regardless of the merits of such disputes, and any liability of the company for the Year200-related damages, including consequential damages, could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company's business depends on numerous computer systems that could potentially be impacted by Year 2000 related problems. Those systems include, among others: the hardware and software systems used internally by the Company in the management of its business; and non-information technology systems and services used by the Company in the management of its business, such as power, telephone systems and building systems.

The Company is currently in the process of evaluating its information technology infrastructure in order to identify and modify any products, services or systems that are not Year 2000 compliant. Based on its initial analysis of the systems potentially impacted by conducting business in the twenty-first century, the Company is applying a phased approach to making such systems, and accordingly, the Company's operations, ready for the year 2000. Beyond awareness of the issues and scope of systems involved, the phases of activities in process include: an assessment of specific underlying computer systems, programs and hardware; renovation or replacement of Year 2000 non-compliant technology, validation and testing of critical systems certified by third-party suppliers to be Year 2000 compliant; and implementation of Year 2000 compliant systems.

The Company is reviewing what further actions are required to make all software systems used internally Year 2000 compliant as well as actions needed to mitigate vulnerability to problems with suppliers and other third party's systems.

Costs to Address Year 2000 Issues

The total cost of these Year 2000 compliance activities has not been, and is not anticipated to be, material to the Company's business, results of operations and financial condition. However, there can be no assurance that the Company will timely identify and remedy all significant Year 2000 problems, that remediation efforts will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, results of operations and financial condition.

Contingency Plans

The Company does not presently have a contingency plan for handling Year 2000 problems not detected and corrected prior to their occurrence. Any failure of the Company to address any unforeseen Year 2000 issue could adversely affect the Company's business, financial condition and results of operations.

ITEM 7.    FINANCIAL STATEMENTS

The consolidated financial statements of the Company are filed under this Item, and are included herein by reference.









                           Table of Contents


                                                                   Page

Independent Auditors' Report......................................F - 1

Consolidated Financial Statements

     Consolidated Balance Sheet...................................F - 2

     Consolidated Statements of Operations........................F - 3

     Consolidated Statements of Changes in Stockholders' Equity...F - 4

     Consolidated Statements of Cash Flows........................F - 5

Notes to Consolidated Financial Statements........................F - 7

                     INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
TV Communications Network, Inc.
Denver, Colorado


We have audited the accompanying consolidated balance sheet of TV Communications Network, Inc. as of March 31, 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TV Communications Network, Inc. at March 31, 1999 and the results of their operations and their cash flows for each of the two years in the period ended March 31, 1999 in conformity with generally accepted accounting principles.





                           /s/Ehrhardt Keefe Steiner & Hottman PC
                              Ehrhardt Keefe Steiner & Hottman PC
June 4, 1999
Denver, Colorado

                         TV COMMUNICATIONS NETWORK, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheet
                                 March 31, 1999


                                    Assets

Current assets
  Cash and cash equivalents ..................................     $   462,157
  Investments ................................................          27,200
  Accounts receivable, net of allowance for
   doubtful accounts of $39,950 ..............................          28,850
  Inventory ..................................................         165,261
  Current portion of notes receivable (Note 10) ..............           1,300
  Deferred income taxes (Note 9) .............................         121,838
  Other current assets .......................................          80,787
                                                                   -----------
        Total current assets .................................         887,393

Property and equipment - net (Note 4) ........................       2,983,809
Property and equipment, net - discontinued
 operations (Note 4) .........................................         269,021

Other assets
  Notes receivable (Note 10) .................................       2,343,500
  License agreements - net of accumulated amortization
   of $1,049,442 (Note 6) ....................................       1,396,945

  Deferred income taxes (Note 9) .............................       1,875,443
  Other assets ...............................................         109,632
  Reclamation bonds - discontinued operations (Note 10) ......          42,182
                                                                   -----------
        Total other assets ...................................       9,020,532
                                                                   -----------

Total assets .................................................     $ 9,907,925
                                                                   ===========

                     Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable ...........................................     $   469,800
  Accounts payable - discontinued operations .................          23,899
  Accrued expenses (Note 5) ..................................         692,861
  Current maturities of long-term debt (Note 6) ..............         367,928
  Current maturities of long-term debt - discontinued
   operations (Note 14) ......................................          37,500
  Subscriber deposits ........................................          24,379
                                                                   -----------
        Total current liabilities ............................       1,616,367

Long-term liabilities
  Long-term debt (Note 6) ....................................       1,798,121
  Long-term deferred gain (Note 10) ..........................       2,343,500
  Advances from stockholder (Note 6) .........................       1,100,334
                                                                   -----------
        Total liabilities ....................................       6,858,322
                                                                   -----------

Commitments and contingencies (Notes 6, 7 and 8)

Stockholders' equity (Note 8)
  Class A preferred stock, $1 par value; no shares outstanding            --
  Class B preferred stock, $1 par value; 28,813 shares
   issued and outstanding ....................................          28,813
  Class C preferred stock, $1 par value; no shares outstanding            --
  Class D preferred stock, $1 par value; no shares outstanding            --
  Common stock, $.0005 par value; 100,000,000 shares
   authorized, 50,835,954 shares issued and outstanding ......          25,418
  Additional paid-in capital .................................       7,468,721
  Accumulated deficit ........................................      (4,473,349)
                                                                   -----------
        Total stockholders' equity ...........................       3,049,603
                                                                   -----------

Total liabilities and stockholders' equity ...................     $ 9,907,925
                                                                   ===========

                See notes to consolidated financial statements.

                         TV COMMUNICATIONS NETWORK, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations


                                                           Years Ended
                                                             March 31,
                                                   ------------------------------
                                                       1999              1998
                                                   ------------      ------------
Revenues (Note 13)
   Lease income (Note 7) .....................     $    757,614      $    693,857
   Interest income ...........................          275,405           493,521
   Other revenue .............................            1,554            14,451
                                                   ------------      ------------
        Total revenue ........................        1,034,573         1,201,829
                                                   ------------      ------------

Operating expenses
   General and administrative ................        2,697,525         2,994,526
   Litigation settlement expense (Note 7) ....          117,052         1,285,859
   Depreciation and amortization .............          812,435           618,422
   Interest expense ..........................          285,598           154,468
                                                   ------------      ------------
        Total expenses .......................        3,912,610         5,053,275
                                                   ------------      ------------

Operating loss ...............................       (2,878,037)       (3,851,446)
Lawsuit settlement ...........................          300,000              --
Gain on sale of cable operations (Note 9) ....        1,020,388         2,257,409
Gain on sale of licenses (Note 3) ............             --           2,000,000
                                                   ------------      ------------

(Loss) income before income taxes ............       (1,557,649)          405,963

Income tax expense (benefit) (Note 9)
   Current ...................................             --              21,573
   Deferred ..................................         (529,602)          140,554
                                                   ------------      ------------

Net (loss) income from continuing operations .       (1,028,047)          243,836

Discontinued operations (Note 14)
   Loss from discontinued operations net of
    income tax benefit of $24,625 and $419,837          (47,801)         (814,979)
                                                   ------------      ------------
    for 1999 and 1998, respectively

Net loss .....................................     $ (1,075,848)     $   (571,143)
                                                   ============      ============

Income (loss) per weighted average share of
 common stock
   Basic from continuing operations ..........     $       (.02)     $        .01
 Basic from discontinued operations ..........             (.01)             (.03)
                                                   ------------      ------------

   Total basic ...............................     $       (.03)     $       (.02)
                                                   ============      ============

 Diluted from continuing operations ..........     $       (.02)     $        .01
   Diluted from discontinued operations ......             (.01)             (.03)
                                                   ------------      ------------

      Total diluted ..........................     $       (.03)     $       (.02)
                                                   ============      ============

Weighted average common shares outstanding
   Basic .....................................       41,119,281        36,841,656
                                                   ============      ============

   Diluted ...................................       41,119,281        36,841,656
                                                   ============      ============

                See notes to consolidated financial statements.

                         TV COMMUNICATIONS NETWORK, INC.
                                AND SUBSIDIARIES

            Consolidated Statement of Changes in Stockholders' Equity
                   For the Years Ended March 31, 1999 and 1998



                                        Preferred Stock               Common Stock          Additional
                                   -------------------------   --------------------------     Paid-in      Accumulated
                                      Shares       Amount         Shares        Amount        Capital       (Deficit)      Total
                                   -----------   -----------   -----------    -----------   -----------   -----------   -----------
Balances at March 31, 1997 .....     5,672,813   $   960,813    17,981,133    $     9,016   $ 6,575,211   $(2,826,358)  $ 4,718,682

Net loss for the year
 ended March 31, 1998 ..........          --            --            --             --            --        (571,143)     (571,143)

Preferred stock
 conversions (Note 6) ..........    (5,644,000)     (932,000)    5,254,000          2,627       929,373          --            --

Stock repurchases (Note 5) .....          --            --        (793,111)          (423)     (213,718)         --        (214,141)

Acquisition of business (Note 2)          --            --      17,953,321          8,977        (8,977)         --            --
                                   -----------   -----------   -----------    -----------   -----------   -----------   -----------

Balances at March 30, 1998 .....        28,813        28,813    40,395,343         20,197     7,281,889    (3,397,501)    3,933,398

Net loss for the year
 ended March 31, 1999 ..........          --            --            --             --            --      (1,075,848)   (1,075,848)

Acquisition of business (Note 2)          --            --       1,500,000            750        74,250          --          75,000

Acquisition of business (Note 2)          --            --       8,507,460          4,254        (4,253)         --               1

Stock repurchase
 adjustment (Note 5) ...........          --            --         433,151            217       116,835          --         117,052
                                   -----------   -----------   -----------    -----------   -----------   -----------   -----------

Balance at March 31, 1999 ......        28,813   $    28,813    50,835,954    $    25,418   $ 7,468,721   $(4,473,349)  $ 3,049,603
                                   ===========   ===========    ===========   ===========   ===========   ===========   ===========


                See notes to consolidated financial statements.

                         TV COMMUNICATIONS NETWORK, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


                                                            Years Ended
                                                             March 31,
                                                    ----------------------------
                                                        1999            1998
                                                    -----------      -----------

Cash flows from operating activities
  Net loss ....................................     $(1,075,848)     $  (571,143)
                                                    -----------      -----------
  Adjustments to reconcile net loss to net cash
  used in operating activities -
   Adjustment to repurchase of common stock ...         117,052             --
   Gain on sale of cable operations ...........      (1,020,388)        (904,560)
   Depreciation and amortization ..............         850,720          631,720
   Deferred income taxes ......................        (554,227)        (279,283)
   Change in certain assets and liabilities -
    Accounts receivable .......................          10,648          (11,771)
    Prepaid expenses and other current assets .          15,284          (21,080)
    Other assets ..............................          34,006          (19,677)
    Accounts payable ..........................         170,834           (7,111)
    Accrued expenses ..........................          62,611          (92,026)
    Income taxes payable ......................         (21,850)         (39,559)
    Subscriber deposits .......................            (251)            (510)
                                                    -----------      -----------
                                                       (335,561)        (743,857)
      Net cash flows used in operating
       activities .............................      (1,411,409)      (1,315,000)
                                                    -----------      -----------

Cash flows from investing activities
  Cash paid for business acquisitions net of
   cash acquired ..............................         (47,426)            --
  Payments on notes receivable ................         736,513        1,051,292
  Proceeds from Wireless Cable license sale ...         362,396             --
  Net investing activity ......................          60,459        1,502,172
  Property and equipment purchases ............        (102,365)        (386,279)
  Purchase of broadcasting licenses ...........          (7,260)            --
                                                    -----------      -----------
      Net cash flows provided by investing
       activities .............................       1,002,317        2,167,185
                                                    -----------      -----------

Cash flows from financing activities
  Repurchase of common stock ..................            --           (214,141)
  Proceeds from stockholder advances ..........         151,379          167,993
  Payments on stockholder advances ............         (69,132)        (277,389)
  Payments on long-term debt and capital leases         (63,360)        (167,271)
                                                    -----------      -----------
      Net cash flows provided by (used in)
       financing activities ...................          18,887         (490,808)
                                                    -----------      -----------

Net (decrease) increase in cash and cash
 equivalents ..................................        (390,205)         361,377

Cash and cash equivalents - beginning of year .         852,362          490,985
                                                    -----------      -----------

Cash and cash equivalents - end of year .......     $   462,157      $   852,362
                                                    ===========      ===========

Continued on the following page.

                See notes to consolidated financial statements.

                         TV COMMUNICATIONS NETWORK, INC.
                                AND SUBSIDIARIES

               Consolidated Statements of Cash Flows - (continued)



Supplemental disclosure of cash flow information

     Cash paid during the year for  interest  was  $213,707  (1999) and $305,868
     (1998).

     Cash paid  during  the year for  income  taxes was $0  (1999)  and  $73,242
     (1998).

Supplemental disclosure of noncash investing activities

     During 1999, the Company issued 1,500,000 shares of common stock valued at $75,000 in the acquisition of a business (Note 3).

     During 1999, the Company also issued 8,507,460 shares of common stock in the acquisition of a business (Note 3)

     During 1999, the Company recorded an adjustment to the number of shares cancelled in the prior year for the settlement of a lawsuit resulting in the reinstatement of 433,151 shares of common stock and a charge of $117,052 to operations for additional litigation settlement expense (Note
     5).

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

                See notes to consolidated financial statements.

                         TV COMMUNICATIONS NETWORK, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



Note 1 - Organization and Summary of Significant Accounting Policies

Organization

TV Communications Network, Inc. (the "Company") is engaged primarily in the business of leasing Wireless Cable TV (WCTV) licenses. In addition, the Company engages in research regarding the conversion of natural gas into alternative fuels, operating a salvage yard, providing internet access services, and retail sale of paging equipment and the related access service through its various subsidiaries.

Principles of Consolidation

The Company's consolidated financial statements include the accounts of TV Communications Network, Inc. (TVCN), its wholly-owned subsidiaries International Integrated Systems, TVCN International, Inc., International Exports, Inc., Mining and Energy International Corp., REEMA International (Note 10), Planet Internet Corp. (Note 16), JBA Wholesalers, Inc., MDA of Georgia, Inc. MDA of Illinois, Inc. and its majority-owned stock position in Century 21 Mining, Inc. and Page TVCN, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Basic Loss Per Share

The Company follows the provisions of Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (FAS 128). FAS 128 established new definitions for calculating and disclosing basic and diluted earnings per share. Basic loss per share is based upon the weighted average number of shares outstanding. The Company has no dilutive potential common shares at March 31, 1999 and 1998, respectively.

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

Advertising Costs

The Company expenses advertising and promotional costs as incurred. Advertising expenses for the years ended March 31, 1999 and 1998 were approximately $43,623 and $23,000, respectively.

                         TV COMMUNICATIONS NETWORK, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



Note 1 - Summary of Significant Accounting Policies (continued)

Valuation of Long-Lived Assets

The Company assesses valuation of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of. The Company periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Concentration of Credit Risk

Cash accounts potentially subject the Company to concentration of credit risk. The Company places its cash with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. At March 31, 1999, there was approximately $269,623 in excess of the federally insured limit.

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

Recently Issued Accounting Pronouncements

In June of 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"(SFAS No.
133). SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Initial application of SFAS No. 133 shall be as of the beginning of an entity's fiscal quarter, on that date, hedging relationships shall be designated anew and documented under the provisions of this statement. The adoption of SFAS No. 133 shall not be retroactively applied. This statement currently has no impact on the financial statements of the Company, as the Company does not hold any derivative instruments or participate in any hedging activities.

                         TV COMMUNICATIONS NETWORK, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



Note 2 - Management's Plans for Continued Existence

As shown in the accompanying financial statements, the Company has incurred net losses of $1,075,848 and $571,143 for the years ended March 31, 1999 and 1998, respectively and as of that date the Company's current liabilities exceeded its current assets by $728,974. The Company also has negative cash flows from operations in 1999 and 1998. Management's plans to maintain sufficient future cash flows to meet its future financial obligations and to continue funding research of its gas-to-liquids technology, include the sale of the Company's internet operations and certain real property (Note 16). In addition, management is also actively marketing other real property and buildings, and reducing general and administrative costs by downsizing personnel. Management is also looking into the sale of the Company's basic trade area (BTA) license rights and is also looking into possible factoring arrangements for the note receivable obtained in the sale of its domestic wireless cable operations (Note 10). Based on a review of all possible options available to the Company and the estimated related resulting cash flows management believes that sufficient cash flow will be provided to meet the Company's financial obligations through the fiscal year 2000.


Note 3 - Business Acquisitions

In 1999, the Company acquired all the issued and outstanding shares of JBA Wholesalers, Inc. majority owned by a stockholder of the Company, Omar Duwaik. The Company paid $50,000 and issued 1,500,000 shares of common stock valued at $75,000 for a total purchase price of $125,000. Due to the common control relationship which existed prior to the transaction, the acquisition of JBA Wholesalers, Inc. resulted in the assets and liabilities of being recorded at historical cost.

Also in 1999, the Company acquired all the issued and outstanding shares of MDA of Illinois, Inc. which is a wholly owned subsidiary of Multichannel Distribution of America, Inc. (MDA) which is majority owned by a stockholder of the Company, Omar Duwaik. The Company issued 8,507,460 shares of common stock. Due to the common control relationship which existed prior to the transaction, the acquisition of MDA Illinois resulted in the assets and liabilities of being recorded at a nominal value of $1 as no records pertaining to historical cost could be readily located. In the event historical records become available in the future, the Company will adjust the recorded values of the assets and liabilities to their historical amounts.

The Company acquired the following assets and liabilities in connection with its 1999 business acquisitions:

      Inventories                                   $ 58,233
      Fixed assets                                   212,960
      TV licenses                                          1
      Other assets                                    58,247
      Liabilities assumed                           (207,014)
                                                    --------

                                                    $122,427
                                                    ========

                         TV COMMUNICATIONS NETWORK, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



Note 3 - Business Acquisitions (continued)

The following consideration was issued to fund the 1999 acquisitions.

      Cash paid, net of cash acquired               $ 47,426
      Issuance of common stock                        75,001
                                                    --------

                                                    $122,427
                                                    ========

The results of operations have been included from the dates of acquisition forward. The historical results of operations of MDA of Illinois, Inc. and JBA were insignificant in 1999 and 1998 prior to the acquisitions and accordingly no pro forma results of operations have been presented as the Company's pro forma results of operations would approximate the historical results of operations presented in the accompanying consolidated financial statements.


Note 4 - Property and Equipment

The following summarizes the property and equipment:

                                                   Continuing    Discontinued
                                                   Operations     Operations
                                                   ----------    ------------

      Land                                          $1,297,926    $      -
      Office building and improvements               1,092,573           -
      Office furniture and equipment                 1,002,482         7,436
      Mining equipment                                    -          425,963
      Gas to liquids testing equipment                  58,595           -
      Transmission equipment                           735,346           -
      Transportation equipment                         141,850           -
                                                    ----------      --------
                                                     4,328,772       433,399
      Less accumulated depreciation                 (1,344,963)     (164,378)
                                                    ----------      --------

      Total                                         $2,983,809    $  269,021
                                                    ==========    ==========

                         TV COMMUNICATIONS NETWORK, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



Note 5 - Accrued Liabilities

Accrued liabilities consist of the following:

      Payroll taxes payable                         $ 43,475
      Bonus payable                                  100,000
      Note receivable prepayments                     86,959
      Interest payable                                82,837
      Commission payable                             369,143
      Other                                           10,447
                                                    --------

                                                    $692,861
                                                    ========


Note 6 - Long-Term Debt and Stockholder Advances

Long-Term Debt

Mortgage   payable   in  connection   with   the
 purchase of  an   office  building  and related
 land,  maturing  July 2000.  Interest  at  10%,
 with monthly principal  and  interest  payments
 of $6,526.  Collateralized by land and building
 with a net book value of $896,208.                            $481,783

Notes  payable in  connection  with the purchase
 of several  Basic Trade Areas (BTA's)  maturing
 2006. Interest at 9.5%. Debt service began with
 quarterly interest payments  totaling  $24,236,
 with principal and interest  payments  to begin
 November 1998 totaling  $45,886.  The notes are
 secured by the BTA license rights                            1,382,613

Capital  lease in  connection  with the purchase
 of  mining  equipment,   non-interest  bearing,
 past due from April  1998  (Note  14).  Monthly
 payments  of  $5,000.   Collateralized  by  the
 equipment    with   a   net   book   value   of
 approximately $44,000.                                          37,500

Note payable in  connection with the purchase of
 a building  and related  land,  maturing  March
 2006. Interest at 9% with monthly principal and
 interest payments of $1,500.  Collateralized by
 land and building.                                              93,231

                         TV COMMUNICATIONS NETWORK, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 6 - Long-Term Debt and Stockholder Advances (continued)

Capital  lease in  connection  with the purchase
 of communication  equipment  maturing in August
 2000.  Interest  at 12%,  monthly  payments  of
 $10,200.  Collateralized  by the equipment with
 a net book value of approximately $240,000.                       208,422
                                                                 ---------
                                                                 2,203,549
Less current maturities                                           (405,428)
                                                                ----------

Long-term debt                                                  $1,798,121
                                                                ==========

The aggregate annual maturities of long-term debt at March 31, 1999 are as follows:

      Year Ending March 31,

            2000                                                $  429,840
            2001                                                   671,087
            2002                                                   165,462
            2003                                                   180,566
            2004                                                   151,253
            Thereafter                                             631,511
                                                                ----------
                                                                 2,229,719
            Less amount representing capital lease interest        (26,170)
                                                                ----------
            Present value of long-term debt and capital lease    2,203,549
            Less current portion                                  (405,428)
                                                                ----------

                                                                $1,798,121
                                                                ==========

As of March 31, 1999, the cost and net book value of equipment under capital lease was approximately $432,614 and $284,472, respectively.

Stockholder Advances

Stockholder advances bear interest at 8%. Interest expense on stockholder advances totaled $68,464 (1999) and $77,956 (1998).

                         TV COMMUNICATIONS NETWORK, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 7 - Commitments and Contingencies

Leases

The Company leases radio towers with leases expiring through 1999 and are automatically renewed for one year periods unless terminated by either party upon 90 days prior written notice. Total lease expense for the years ended March 31, 1999 and 1998 was $94,362 and $64,888, respectively.

The Company is a lessor of multiple real properties. The lease of the Michigan property commenced on March 16, 1994 and expires April 14, 1999. The remaining operating leases are at the Denver location. Leases commenced in the 1997 fiscal year and expire between 1998 and 2001.

Future minimum lease receipts are as follows:


      1999                                          $ 62,332
      2000                                            27,906
      2001                                             6,996
                                                    --------

                                                    $ 97,234
                                                    ========

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

                         TV COMMUNICATIONS NETWORK, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 7 - Commitments and Contingencies (continued)

Contingencies

The Company was the defendant in a class action suit by a shareholder of TV Communications Network, Inc. The case is in the United States District Court wherein Merton Frederick, on behalf of himself and all others similarly situated is the plaintiff and the defendants are TV Communications Network, Inc., TVCN of Michigan, Inc., TVCN International, Inc., International Exports, Inc., Omar Duwaik, Jacob A. Duwaik, Kenneth D. Roznoy, Scott L. Jenson, and Scott L.
Jenson, P.C. The class action suit alleged that had the financial condition of the Company been fully and fairly disclosed to the plaintiff and other shareholders, they would not have purchased TV Communications Network, Inc. securities. The Company has denied all such acquisitions. During the fourth quarter ended March 31, 1998, a final settlement agreement was approved by the US District Court which provided that $1,500,000 which was placed in escrow by the Company be distributed to the plaintiffs after deducting related attorneys fees. All class members participating in the suit are required to sign a proof of claim form thereby relinquishing their rights to all TVCN stock owned and release the Company from all future claims, liabilities and damages. The Company recorded an expense of approximately $1,286,000 of the escrowed funds as litigation settlement expense with the remaining $214,000 being recorded against equity, reflecting the market value of the stock relinquished to the Company.

In 1999, it was determined that the actual number of shareholders electing to relinquish their rights to TVCN stock was less then estimated by the Company in 1998. This resulted in an adjustment to increase equity by 433,151 shares of common stock valued at $117,052 and to increase litigation expense by $117,052 in 1999.


Note 8 - Stockholders' Equity

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



Note 8 - Stockholders' Equity (continued)

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


Note 8 - Stockholders' Equity (continued)

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

                         TV COMMUNICATIONS NETWORK, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 9 - Income Taxes

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

Deferred taxes are recorded based upon differences between the financial statements and tax basis of assets and liabilities and available tax credit carryforwards. Cumulative temporary differences and carryforwards which give rise to the deferred tax assets and liabilities for 1999 were as follows:

      Net operating loss                            $1,810,647
      Recognition of gain on sale of stations          (72,732)
      Alternative minimum tax credit                   113,532
      Shareholder interest and bonus                    34,000
      Depreciation                                     103,528
      Other                                              8,306
      Valuation allowance                                   -
                                                    ----------

                                                    $1,997,281
                                                    ==========

                         TV COMMUNICATIONS NETWORK, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



Note 9 - Income Taxes (continued)

The net current and long-term deferred tax assets and liabilities in the accompanying balance sheet includes the following deferred tax assets and liabilities.
                                                      March 31,
                                                        1999
                                                    ----------


      Current deferred tax asset                    $  121,838
                                                    ----------

           Net current deferred tax asset           $  121,838
                                                    ==========

      Long-term deferred tax asset                  $1,948,175
      Long-term deferred tax liability                 (72,732)
                                                    ----------

           Net long-term deferred tax asset         $1,875,443
                                                    ==========

The Company has incurred losses, which include certain accrued expenses that are not deductible for tax purposes until paid, since its inception, July 7, 1987, and has loss carryforwards available to offset future taxable income. The Company has net operating loss carryforwards totaling approximately $5,300,000 which expire through 2014.

The following is a reconciliation of income taxes at the Federal Statutory rate with income taxes recorded by the Company.
                                                      Years Ended
                                                        March 31,
                                                ------------------------
                                                   1999           1998
                                                ---------      ---------


Computed income taxes at statutory rate ...     $(554,227)     $(281,810)
State income taxes, net of Federal income
 tax benefit ..............................          --          (27,352)
Section 453A interest .....................          --           22,290
Non deductible items and net operating loss          --           29,162
                                                ---------      ---------

                                                $(554,227)     $(257,710)
                                                =========      =========

Note 10 - Sale of Domestic Wireless Cable Operations

During the year ending March 31, 1994, the Company sold three of its domestic wireless cable operations for approximately $5,100,000 in cash and $12,268,000 in notes receivable, due in monthly installments from 1994 through 1998. The sales resulted in a pretax gain of approximately $15,460,000, of which approximately $11,475,000 was deferred at March 31, 1994. On December 31, 1995, the Company entered into an agreement to receive $500,000 cash and an additional $2,150,000 note receivable for the Detroit WCTV System due in 2001. On December 31, 1996, the Company revised this agreement, incorporating $193,500 of unpaid interest into the note receivable balance due in 2001. The Company continually assesses the collectibility of the notes receivable and adjusts the estimated deferred gain accordingly. The estimated deferred gain at March 31, 1999 is approximately $2,343,500.

The Company received cash payments of $1,098,909 and $1,051,292 during 1999 and 1998, respectively, related to sales of Wireless Cable licenses from prior years.

Long-Term Receivables

Note   receivable  from  Peoples  Choice  TV  of
 Detroit,  Inc. in  connection  with the sale of
 the  Detroit  WCTV  System   maturing   through
 2001.  Interest  ranging from 8% to 9%; payable
 semi-annually,  secured  by the  assets  of the
 systems.                                                      $2,343,500

Notes receivable - other                                            1,300
                                                               ----------
                                                                2,344,800
Less current portion                                               (1,300)
                                                               ----------

                                                               $2,343,500
                                                               ==========

The aggregate maturities of notes receivable at March 31, 1999 are as follows:

      Year Ending March 31,

            2000                                   $    1,300
            2001                                    2,343,500
                                                   ----------

                                                   $2,344,800
                                                   ==========

Due to the inherent uncertainties in the estimation process, the Company feels that it is reasonably possible that the allowance for notes receivable may necessitate future revisions.

                         TV COMMUNICATIONS NETWORK, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 11 - Other Assets

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

On November 25, 1998, the Forest Service called and used $28,000 of the reclamation bonds for required winter stabilization. The remaining bonds are held for future restoration of the mine.


Note 12 - REEMA International

REEMA International (REEMA) was incorporated on October 27, 1993 with the primary purpose of converting natural gas into usable petroleum products. On April 1, 1995, the Company purchased 100% of the outstanding shares of REEMA.

During 1998, REEMA and the government of Trinidad and Tobago signed a Memorandum of Understanding (MOU) for the construction and operation of a gas-to-liquid
(GTL) plant in Trinidad. The GTL plant construction costs are estimated at approximately $300 million, which REEMA is currently reviewing various financing alternatives. There are no binding obligations for either party under the MOU and both parties are in continued negotiations towards reaching a definitive agreement. There can be no assurances that REEMA will be successful in negotiating a definitive agreement or that the necessary financing will be obtained to cover the costs of constructing the GTL plant. On June 11, 1999, the National Gas Company of Trinidad and Tobago Limited (a government agency) and Reema International Corporation signed an agreement titled "Term Sheet for Supply of Natural Gas Agreement", detailing the terms and conditions for a definitive agreement.


Note 13 - Business Segments

Operating results and other financial data are presented for the principal business segments of the Company for the years ended March 31, 1999 and 1998. Total revenue by business segment includes wireless cable TV (WCTV) station leases and WCTV international station construction contracts, as reported in the Company's consolidated financial statements. Operating profit by business segment is total revenue less cost of sales, where appropriate, and other operating expenses. In computing operating profit by business segment, the following items were considered in the Corporate and Other category: portions of administrative expenses, interest expense, income taxes and any unusual items. Identifiable assets by business segment are those assets used in Company operations in each segment. Corporate assets are principally cash, notes receivable, investments, intangible assets and deferred charges.

                         TV COMMUNICATIONS NETWORK, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



Note 13 - Business Segments (continued)

                                                                                                (Discontinued-
                                                             WCTV Station       Natural             Note 14)
                          Salvage          WCTV License      Construction       Gas Fuel          Mining and
                            Yard              Leases          Contracts         Conversion        Exploration
                         ------------      ------------      ------------      ------------      ------------

Lease income .......     $     30,009      $    198,550      $       --        $       --        $       --
Interest income ....             --                --                --                --                --
Other income .......             --                --                --                --                --
                         ------------      ------------      ------------      ------------      ------------
 Total revenue .....           30,009           198,550              --                --                --

Operating loss .....     $    (79,711)     $    (53,477)     $    (50,208)     $   (130,705)     $    (72,426)

Identifiable assets      $    332,013      $  3,363,021      $     16,033      $     71,175      $    312,372

Depreciation .......     $      5,040      $      3,883      $     32,271      $      8,186      $     38,285

Capital expenditures     $       --        $      8,248      $       --        $     58,594      $       --

   March 31, 1998

Lease income .......     $       --        $    204,342      $       --        $       --        $       --
Interest income ....             --                --                --                --                --
Other income .......             --                --                --                --                --
                         ------------      ------------      ------------      ------------      ------------
 Total revenue .....             --             204,342              --                --                --

Operating loss .....     $       --        $    (67,529)     $    (12,515)     $   (311,915)     $ (1,234,816)

Identifiable assets      $       --        $  3,120,710      $     52,377      $     20,777      $    378,729

Depreciation .......     $       --        $      2,058      $     12,465      $     11,867      $     84,203

Capital expenditures     $       --        $    137,724      $       --        $       --        $     33,253


THE TABLE IS CONTINUED BELOW



                       Internet Access
                           Service            Pager            Corporate
                           Provider           Rental           and Other       Consolidated
                         ------------      ------------      ------------      ------------

Lease income .......     $    281,077      $    109,408      $    138,570      $    757,614
Interest income ....             --                --             275,405           275,405
Other income .......             --                --               1,554             1,554
                         ------------      ------------      ------------      ------------
 Total revenue .....          281,077           109,408           415,529         1,034,573

Operating loss .....     $   (575,200)     $   (104,986)     $ (1,811,324)     $ (2,878,037)

Identifiable assets      $    392,912      $     42,751      $  3,706,614      $  8,236,891

Depreciation .......     $    148,386      $     11,900      $    602,769      $    850,720

Capital expenditures     $      3,875      $      1,903      $     29,745      $    102,365

   March 31, 1998

Lease income .......     $    255,350      $     87,951      $    146,214      $    693,857
Interest income ....             --                --             493,521           493,521
Other income .......             --                --              14,451            14,451
                         ------------      ------------      ------------      ------------
 Total revenue .....          255,350            87,951           654,186         1,201,829

Operating loss .....     $   (508,084)     $   (155,083)     $ (2,796,320)     $ (5,086,262)

Identifiable assets      $    515,784      $     63,848      $  6,860,242      $ 11,012,467

Depreciation .......     $     85,112      $     12,467      $    423,548      $    631,720

Capital expenditures     $    459,955      $        650      $    115,747      $    747,329


                         TV COMMUNICATIONS NETWORK, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



Note 14 - Discontinued Operations

During the year ended March 31, 1996, Mining and Energy International Corp. a wholly owned subsidiary of the Company entered into a lease agreement with an unrelated Company where it has an option to enter into a 30 year lease to explore and mine certain mining claims held by this unrelated company during the term of the lease. The option provides for the greater of $40,000 per month, or 15% of the monthly gold production of the mine. The lease agreement requires a $500,000 non-refundable advance royalty payment and a minimum monthly royalty payment of the greater of $40,000, 15% of the monthly gold production of the mine unless the average concentration of gold produced is greater than .03 ounces per short ton, when the share of gold production is increased to 20% of production. In addition, the Company would be required to pay $3.00 per ton for silica and barite sold from the premises. During 1998 the Company negotiated a reduced royalty rate of $15,000 per month as the mine is not currently in production.

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

On September 1, 1998, the Company and the operator entered into a preliminary agreement to settle the dispute of selling the mine at auction and setting the proceeds. No sale has occurred to date.

The Company has ceased operations of the mining segment and accordingly has included this as discontinued operations in the accompanying consolidated financial statements. The Company had no revenues from this segment in 1999 or 1998.

As of March 31, 1999, Mining and Energy International Corp.'s primarily assets consisted of a reclamation bond, and mining equipment. Liabilities consisted of a note payable on mining equipment. The subsidiary had a net loss from operations of $47,801 and $814,979 including an income tax benefit allocated to discontinued operations of $24,625 and $419,837 for the years ended March 31, 1999 and 1998, respectively.


Note 15 - Significant Fourth Quarter Adjustments

In the fourth quarter for the year ended March 31, 1999, the Company made the following adjustments to the financial statements:

The Company recorded approximately $302,000 of gain which was previously deferred related to the sales of the Denver cable operations in 1994, as a result of receiving payments during the year which are reported under the installment method.

                         TV COMMUNICATIONS NETWORK, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



Note 15 - Significant Fourth Quarter Adjustments (continued)

The Company also recorded an income tax benefit of approximately $554,000 primarily related to the net operating loss carryforward generated in 1999.


Note 16 - Subsequent Events

On April 15, 1999, the Company sold one of its residential lots in Cherry Hills Village, Colorado previously held for investment purposes. The lot was sold to an unrelated third party for cash of $630,000. The lot had a net book value of approximately $322,000 at March 31, 1999.

Effective May 18, 1999, the Company sold 100% of the common stock of Planet Internet Corp. to an unrelated third party corporation for 303,328 restricted shares of the acquiring privately held Company's common stock valued at $1,516,638. Liabilities totaling approximately $283,000 were retained by TVCN in connection with the sale. Planet Internet had net assets of approximately $282,000 at March 31, 1999.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 2, 1998, the Registrant hired as its cerifying accountants the first of Ehrhardt Keefe Steiner & Hottman PC ("EKS&H"). EKS&H had resigned from that position on March 30, 1998.

On March 30, 1998, the Registrant's certifying accountants, EKS&H resigned from their representation of the Registrant because EKS&H did not have adequate manpower to perform the audit according to a mutually acceptable audit schedule.

Neither of EKS&H's reports on the Registrant's financial statements for 1996 or 1997 : (1) contained an adverse opinion or a disclaimer of opinion; or (2) was qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Registrant's 1996 and 1997 fiscal years and the subsequent interim period preceding EKS&H's resignation and rehiring, the registrant had no disagreements with EKS&H on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of EKS&H, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

As of April 6, 1998, the Registrant and EKS&H were still discussing a new audit schedule pursuant to which the Registrant may rehire the services of EKS&H.

On May 29, 1998, the Registrant and EKS&H arrived at a mutually acceptable audit schedule and the Registrant reengaged EKS&H as their certifying accountants. During the period from March 31, 1998 to June 2, 1998, the Registrant had no disagreements with EKS&H on any matter of accounting principles or practice, financial statement disclosures or auditing scope or procedure.

                               PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS


The following sets forth the name, age, salary and business experience for the last five years of the directors and executive officers of TVCN as of March 31, 1999. Unless otherwise noted, the positions described are positions with the Company or its subsidiaries.




                                                                   Period
    Name                         Age         Position              Served
-----------------            -----------    ----------           -----------


Omar A. Duwaik               55             Chairman of the      1987 to
                                             Board, Chief         present
                                             Executive
                                             Officer and
                                             President (1)

Armand DePizzol              67             President,           1989 to
                                             Alert Systems        present
                                             and CEO of
                                             National Direct
                                             Connect Corp.,
                                             since 1986,
                                             Director (2)

Kenneth D. Roznoy            51             Vice  President,      1998 to
                                              Secretary            present
                                              Director (1)




(1) Mr. Omar Duwaik also serves in the same capacities in each of the Company's wholly-owned subsidiaries: TVCN of Washington, D.C., Inc. (1991 to Present); TVCN of Michigan, Inc. (1991 to present); TVCN of Kansas, Inc.
     (1996); TVCN of California, Inc. (1996); International Exports, Inc. (1992 to present); Integrated Systems (1993 to present); Mining Energy International, Inc. (1995 to present); Reema International Corp. (1993 to present); and Planet Internet (1996 until sold in May, 1999).

     Mr. Kenneth Roznoy also serves in the same capacities in the Company's wholly owned subsidiaries.

(2)  Armand DePizzol became a director of the Company in September of 1989.

The Company is not aware of any filings on Forms 3 or 4.

All directors hold office until the next annual shareholders meeting or until their successors have been elected and qualified. Vacancies in the existing Board are filled by majority vote of the remaining directors. The Board of Directors appoints officers of the Company. Omar Duwaik and Kenneth Roznoy are employed by the Company on a full-time basis. Omar Duwaik should be considered a founder and parent of the Company (as such terms are defined by the Securities Act of 1933).

Omar Duwaik has been the President, CEO and Director of TVCN since its inception in 1987. Mr. Duwaik has been involved in the telecommunications, aerospace and electronic industries for the past 21 years. In 1980, Mr. Duwaik joined MDA, Inc. in Denver as its president. In 1983, MDA submitted 413 MMDS applications to the FCC, of which 71 were granted to MDA, with no competition, and through a lottery process, the FCC granted about forty more conditional licenses. For MDA, Mr. Duwaik constructed the first MMDS station in San Luis Obispo, California. Under his direction, three more MMDS stations were constructed in Kansas and Alabama. Mr. Duwaik received a BS Degree in Electrical Engineering, a BS Degree in Computer Science and an MS Degree in Electrical Engineering Communications from Oregon State University in 1971. Mr. Duwaik owns 20,030,816 shares of common stock of TVCN, and also owns the majority of MDA, an affiliated company, which owns 23,845,892 shares of common stock. Mr. Duwaik also owns a majority of American Technology and Information, which owns 190,000 shares of common stock. Mr. Duwaik is employed on a full-time basis with the Company and is compensated at the temporarily reduced rate of $54,079 a year. See Item 11.

Security Ownership herein.

Kenneth D. Roznoy - Vice President, Assistant Secretary and Director. Mr. Roznoy returned to the Company on a free-lance basis in September of 1996 and was re-hired on a full-time basis on February 9, 1997 as Vice President of Business Development. During his two-year sabbatical he worked as a consultant for Elitches Garden in Denver and CHILDRENS CABLE NETWORK in Denver and Burbank, California. Mr. Roznoy served as a Director from 1989 - October 1994. Prior to joining the Company in 1987, Mr. Roznoy had been employed by American Technology and Information, Inc. ("AT&I") in Denver, Colorado since January 1, 1987 as its Vice President and Public Relations Director. From 1981 to 1987, Mr. Roznoy was working for KDR Productions providing entertainment-related services for businesses and non-profit organizations in Denver, Colorado. From 1978 to 1981, Mr. Roznoy worked for Commonwealth Theaters in Denver,. Colorado and Dallas, Texas as Advertising Director. At Mulberry Square Productions, in Dallas, Texas from 1975 to 1978, Mr. Roznoy helped promote "Benji" into an international movie star with films and TV shows grossing in excess of $100 million. Mr. Roznoy is employed on a full-time basis with the Company and is compensated at the temporarily reduced rate of $29,250 a year.

Armand L. DePizzol, President of Alert Systems and CEO of National Direct Connect Corp. Mr. DePizzol has been a director since 1989. Mr. DePizzol holds an
M. A. in Economics and a B.S. in Business Administration. He was the president of American Technology & Information, Inc. (AT&I) from 1984 to 1987 and was in charge of all operations for that company. Prior to that, Mr. DePizzol spent seven years overseas with the International Department of City Bank of New York. During this period he conducted extensive credit and operational examinations of some thirty foreign bank branches. Mr. DePizzol was also employed by the Federal Reserve Bank. He was the first bank examiner to uncover a major defalcation in the international department of a foreign bank branch located on the West Coast. He acted as a consultant to the First of Denver Bank, currently First Interstate Bank. Mr. DePizzol is also a financial advisor. Recently, he directed the growth of a transportation company from nine units to more than forty units within a six-month period. He has helped obtain financing for several turn-around companies and he also holds various patents.


ITEM 10.   EXECUTIVE COMPENSATION


The following table sets forth the cash remuneration paid or accrued by the Company and its subsidiaries for services to the Company in all capacities during the fiscal year ended March 31, 1999, to (i) each of the two most highly compensated officers of the company, and (ii) all executive officers of the Company as a group (includes compensation only for those periods of the fiscal year ended March 31, 1999, for which each such individual was an executive officer). Following are the salaries of individuals who are officers receiving a salary from the Company:
                                                                   Cash
   Name of Individual            Capacity in Which Served      Compensation
 ------------------------       ----------------------------  ---------------

Omar A. Duwaik                  Chairman of the Board of
                                 Directors, President and
                                 Chief Executive Officer        $91,720

Dennis J. Horner (former)       Vice  President,  Treasurer,    $46,615
                                 and Director

Barry K. Arrington (former)     Vice President, General
                                 Counsel                        $67,793

Kenneth D. Roznoy               Vice President, Secretary,
                                 and Director                   $30,161


Mr. Dennis J. Horner, Vice President Finance, Treasurer, and Director resigned from TVCN, and is no longer an officer or director of TVCN effective February 10, 1999. Mr. Horner cited personal reasons and other career opportunities as his reason for his resignation. The company has no disagreements with Mr. Horner. His letter of resignation did not disclose, nor did he request the disclosure of, any disagreements with the Company regarding operations, policies, or practices.


Mr. Barry K. Arrington, Vice President and General Counsel resigned from TVCN effective February 28, 1999. Mr. Arrington continued to provide legal services for TVCN on an hourly basis. Mr. Arrington cited personal reasons and other career opportunities as his reason for his resignation. The company has no disagreements with Mr. Arrington. His letter of resignation did not disclose, nor did he request the disclosure of, any disagreements with the Company regarding operations, policies, or practices. Mr. Arrington continues to represent the Company, for an hourly fee, on limited legal matters.

Stock Option Plan

The Company has in effect an incentive Stock Option Plan and has reserved a total of 2,000,000 shares of the Company's common stock for issuance pursuant to the plan, designed as an incentive for key employees, and for acquisitions of business opportunities, and is to be administered by the compensation committee of the Board of Directors, which selects optionees and determines the number of shares subject to each option. The plan provides that no option may be granted at an exercise price less than the fair market value of the shares of the common stock of the Company on the date of grant. Fair market value is determined by calculation of an average of the highest and lowest sale prices of the stock, as reported by a responsible reporting service the committee may select. The committee is also empowered to determine fair market value in such other manner as is deemed equitable for purposes of the plan. The committee expects to determine fair market value in accordance with quotations of share prices maintained by the market makers in the Company's shares, if any. Unless otherwise specified, the options expire five years from date of grant and may not be exercised during the initial one-year period from date of grant. Thereafter, options may be exercised in whole or in part, depending on terms of the particular option. The Board of Directors has not selected the compensation committee. As of March 31, 1999, no options under this stock option plan were issued. The total number of shares allocated to the plan is 2,000,000.

Compensation Pursuant to Plans

No compensation was paid to executive officers pursuant to any plan during the fiscal year, and the Company has no agreement or understanding, express or implied, with any officer or director concerning employment or cash compensation for services.

Other Compensation

None.

Compensation of Directors

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of common stock by each director and nominee and by all directors and officers of the Company as a group and of certain other beneficial owners of more than 5% of any class of the Companies voting securities as of March 31, 1999. The number of shares beneficially owned is deemed to include shares of common Stock which directors or officers have a right to acquire pursuant to the exercise of options within sixty days (60) of March 31, 1999. Each such person has sole voting and dispositive power with respect to such securities.

                                                Amount of
  Name and Position with TVCN, or Name and      Beneficial        Percent of
    Address of Greater  than 5% Holders         Ownership            Class
 ------------------------------------------   --------------     -------------

   Omar A. Duwaik  **
     Chairman of the Board of
     Directors, President and
     Chief Executive Officer                   20,030,816              39.4%


   All officers and directors
     as a group (One in number)                20,030,816              39.4%


   Multichannel Distribution **
     of America, Inc. (MDA)                    23,845,892              46.9%


   Omar A. Duwaik family                        3,323,832               6.5%

   Total as a Group
     (Three in Number)                         47,200,540              92.8%



*    All information refers to common stock.

** On May 29,1997 MDA became greater than a 5% Shareholder of TVCN's Common Stock by converting its Preferred Stock to Common. MDA is substantially owned and controlled by Omar Duwaik, its President. See Conversion of Preferred Stock. Additionally, Mr. Duwaik owns/controls other stock of TVCN that makes the total stock under his direct ownership/control 47,200,540 shares, or 92.8% of the class


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain related transactions were entered into between the Company and its president, Omar Duwaik and other companies owned/controlled by him. For a specific transaction, see the following titles elsewhere herein: "Conversion of Preferred Stock", "Quincy, Illinois and Salina, Kansas", "Auto Salvage and Parts Recycling Business", and "Rome, GA".

PART IV


ITEM 13. EXHIBITS AND REPORTS ON FORM 8 K

(a)  Exhibits

Index to Exhibits

21   Listing of Subsidiaries

27   Financial Data Schedule

(b)  Reports on Form 8-K during the fourth quarter

     None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TV COMMUNICATIONS NETWORK, INC

Date:  July 28, 1999



/s/Omar A. Duwaik                              /s/Kenneth Roznoy
____________________________________           ____________________________
Omar A. Duwaik                                 Kenneth Roznoy
PRESIDENT/CEO                                  Director