Form 10QSB
period 1999-06-30
TV COMMUNICATIONS NETWORK INC
filed 1999-09-16
CIK 819802

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-QSB




      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the period ending June 30, 1999

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
51,195,914 shares of the Company's Common Stock ($.0005 par value) were outstanding as of June 30, 1999.

                 TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES

                                   INDEX




                                                                 PAGE


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Balance Sheet as of June 30, 1999
          (unaudited) . . . . . . . . . . . . . . . . . . . . .   4


          Consolidated Statement of Operations for the Three
          ending June 30, 1999 (unaudited). . .   6


          Statements of Cash Flow for the Three
          months ending June 30, 1999(unaudited) . . . . . . .    8


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . .   9


PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . .   13



SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . .  14

                          PART I.     FINANCIAL INFORMATION


                           ITEM 1.     Financial Statements

                 TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheet
                             June 30, 1999



                                              Unaudited            Audited
                                            Jun. 30,1999        Mar. 31,1999
                                            _____________        ____________
Current Assets:

     Cash                                  $    649,701         $   462,157
     Investments                                165,105              27,200
     Accounts Receivable                          6,449              28,850
     Inventory                                  165,261             165,261
     Current Portion of Notes                         0               1,300
     Current Portion of Def. Tax                121,838             121,838
     Other Current Assets                         6,522              80,787
                                           ____________         ___________
     Total Current Assets                   $ 1,114,876         $   887,393


Property and Equipment-Net                  $ 2,534,384         $ 3,252,830
                                           ____________         ____________

Other Assets:
     Notes Receivable                       $ 2,345,178         $  2,343,500
     License Agreements - Net                 1,331,879            1,396,945
     Deferred income taxes                    1,923,928            1,875,443
     Other assets                               106,632              109,632
     Reclamation bonds disc. operations          42,182               42,182
                                           ____________         ____________
     Sub-total Other Assets                 $ 5,749,799         $  5,767,702


     Total Other Assets                     $ 8,284,183          $ 9,020,532
                                           ____________         ____________

Total Assets                                $ 9,399,059          $ 9,907,925
                                           ============         ============




LIABILITIES AND STOCKHOLDERS' EQUITY


                                           Unaudited                Audited
                                         Jun. 30,1999           Mar. 31, 1999
                                         _____________            ____________
Current Liabilities:
     Account Payable                       $  384,547             $  469,800
     Accounts Payable-discont. operations      22,158                 23,899
     Accrued Expenses                         120,228                692,861
     Current portion of Long-Term Debt        367,928                367,928
     Current maturities of Long Term Discon.   37,500                 37,500
     Current Deferred Gain                       -0-                       0
     Taxes Payable                               -0-
     Subscribers Deposits                      24,110                 24,379
                                          ___________            ___________

     Total Current Liabilities            $   956,471            $ 1,616,367

Long-term Liabilities:
     Long-term Debt                       $ 1,677,928            $ 1,798,121
     Long-term Deferred Gain                2,343,500              2,343,500
     Advances from Stockholder              1,087,390              1,100,334
                                          ___________            ___________

Total Long-Term Liabilities               $ 5,108,818            $ 5,241,955

Total Liabilities                         $ 6,065,289            $ 6,858,322

Stockholders' Equity
     Class A preferred stock, $1 par
      value; none issued or
      outstanding                               -0-                      -0-
     Class B preferred stock, $1 par
      value; 28,813 shares issued and
      outstanding                              28,813                 28,813
     Class C preferred stock, $1 par
      value; no shares outstanding              -0-                     -0-
     Class D preferred stock, $1 par
      Value; shares outstanding                 -0-                     -0-
     Common Stock, $.0005 par value;
     100,000,000 shares authorized;
      51,195,914 outstanding                   25,201                 25,418
      Additional Paid in Capital            7,468,938              7,468,721
      Accumulated (Deficit)                <4,189,182>            <4,473,349>
                                         ____________            ___________
      Total Stockholders' Equity          $ 3,333,770            $ 3,049,603
                                         ____________            ___________

Total Liabilities and Stockholder's
 Equity                                   $ 9,399,059            $ 9,907,925
                                         ============           ============


                   TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
                       Consolidated Statement of Operations
                  Three Months Ending June 30, 1999 (Unaudited)


                                          Unaudited               Unaudited
                                       3 Months Ending         3 Months Ending
                                        Jun. 30, 1999          Jun. 30, 1998
                                       ________________         ______________
Revenue-Operations                        $  164,786               $  300,531
Revenue-Sold Cable Operations                      0                  355,290
     Interest Income                          56,139

     Total Revenue                        $  220,925               $  655,821
                                         ============               ============

Operating Expenses: Profit

     Salaries and Wages                  $   107,382                $  268,228
     Programming Fees                    $     9,671                    12,418
     Cost of Goods Sold                            0                    44,675
     Mine Development                              0                    26,104
     General and Administrative              269,065                   473,065
     Depreciation and Amortization           142,021                   153,964
     Interest                                 59,679                    56,375
                                          ___________              ___________

     Total Expenses                       $  587,818               $1,034,829
                                          ___________              ___________

Operating Income(Loss)                    $ <366,893>              $ <379,008>

Estimated Income Taxes                    $        0               $    3,120
                                          ___________              ____________

Income After Income Tax                   $ <366,893>              $ <382,128>

Gain on Sale of Real Estate               $  224,290               $        0
                                          ___________              ____________

Income (loss) before income taxes         $ <142,603>              $ <379,008>


Income Tax Expense - Deferred             $   48,485               $  129,924
                                          ___________              ___________

Net (loss) Income from continuing Oper.   $  <94,118>              $ <252,204>

Gain from Discontinued operations net          9,142                        0
of tax benefit
                                          ___________                __________
Net Loss                                  $  <84,976>              $ <252,204>


Weighted Average Common Shares Outstanding 50,835,954


Loss per Share                                <0.002>                    <.01>
                                          ===========                 ==========




                     TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
                      Condensed Consolidated Statement of Cash Flows
                     Three Months Ending June 30, 1999 (Unaudited)

                                          Unaudited               Unaudited
                                       3 Months Ending         3 Months Ending
                                       Jun. 30, 1999           Jun. 30, 1998
                                       ______________           ______________

Cash Flow From Operating Activities
Net Income (loss)                         $ <180,070>            $   <382,128>
Adjustment to reconcile net income
 (loss) to net cash used in operating
 activities
     Depreciation and Amortization            142,021                 153,963
Change in certain assets and liabilities
     Common Stock                                   0                       0
     Accounts Receivable                       22,401                  <7,188>
     Taxes Payable                                  0                 <21,850>
     Inventory                                      0                 <37,180>
     Prepaid Expenses                               0                       0
     Accounts Payable                         <40,385>                 42,565
     Accrued Expenses                         <44,308>                <27,954>
     Subscriber Deposits                         <269>                   <175>
     Deferred Gain                                  0                       0
     Deferred Taxes                                 0                       0
     Other Assets                              66,388                       0
                                          ____________             ___________

Cash flows used in operating Activities   $  < 34,222>              $<279,947>

Cash Flows From Investing Activities:
     Investments                          $      <735>             $    <1.948>
     Property & Equipment                      230,833                <151,905>
     Notes Receivable                            1,300                  192,409
     Other                                      74,265                 <95,202>
                                           ___________                __________
Cash Flows provided by investing
 activities:                              $    305,663              $   <56,644>
                                           ___________               ___________

Cash Flows From Financing Activities:
     Payments of Stockholder Advances     $  <12,944>               $    4,922
     Long-term Debt                          <70,953>                  110,255
     License Agreements                                                      0
                                            _________               __________

     Cash flows used in financing
      Activities                           $ <83,897>               $  115,177
                                            _________                 _________
     Net Increase (decrease) In Cash         187,544                 <221,414>
      Cash - Beginning of Year             $ 462,157                $  852,362
                                           __________                __________
      Cash - End of Period                 $ 649,701                $  630,948
                                          ===========               ===========
Supplemental Information:
The sale of 100% of the stock of TVCN's wholly-owned subsidiary, Planet
Internet, has been recorded as an exchange for certain number of shares of
BeWell Net's stock.


                     TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
                           Notes to Financial Statements
                       June 30, 1998 and 1999 (Unaudited)

Summary of Significant Accounting Policies

     The summary of the Company's significant accounting policies are incorporated by reference from TV Communications Network, Inc., Annual Report on Form 10-KSB, as amended, for Fiscal Year ending
March 31, 1999.

     The accompanying unaudited consolidated financial statements include the accounts of TV Communications Network, Inc., and its wholly-owned subsidiaries. All material and inter-company accounts and transactions have been eliminated in consolidation.

Interim Unaudited Financial Statements

     Information with respect to June 30, 1999, and June 30, 1998, and the periods then ended have not been audited by the Company's independent auditors, but, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of the Company. The results of operations for the three months ending June 30, 1999, and June 30, 1998, are not necessarily indicative of the results of the entire fiscal year.

     The preparation of the interim report is based on the same accounting standards, and the statements are in conformity with Generally Accepted Accounting Principles (GAAP). Management believes there are no material misstatements.

Earnings Per Share

     Net income per common share is based on the weighted average number of 50,835,954, and 41,188,454 common shares outstanding for 1999 and 1998, respectively.

Income Tax

     From its inception on July 7, 1987, the Company incurred operating losses through March 31, 1993, which included certain accrued expenses that are not deductible for tax purposes until paid, and has net operating loss carry forwards available to offset future year taxable income. The Company has the following net operating loss carry forwards:

                                Net Operating            Year of
                              Loss Carry forward        Expiration
Year ended March 31, 1999         $5,300,000               2014


ITEM 2.     Management's Discussion and Analysis of Financial
            Conditions and Results of Operations

Wireless Cable Operations

     Salina, Kansas. TVCN is currently operating a wireless cable TV ("WCTV") system in Salina. The system broadcasts on 19 channels to a base of 485 subscribers and has two employees. Zenith scrambling equipment was introduced into the Salina head-end equipment in November and December, 1996, each subscriber's household received a new descrambler (set-top converter), and the Company added ESPN, Showtime and Flix to its programming package. The number of subscribers remain limited because of the limited number of TV channels. With only 19 TV channels, the Company has been unable to compete effectively against conventional cable TV operators. Through the agreement with Heartland Communications, which agreement is awaiting FCC approval, the Company hopes to increase the number of TV channels to 33.

     Mobile, Alabama. The Company's 4-TV channel station (E1, E2, E3, E4) in Mobile, Alabama was leased to Mobile Wireless TV, Inc. ("Mobile Wireless") pursuant to a lease agreement dated May 9,1994. The lease was for an initial period of five years at the greater of $2,000.00 per month, 0.50 per month per subscriber or 2.0% of the gross monthly revenues of the station. Mobile Wireless was hoping to lease many additional TV channels from other licensees in order to offer a reasonable alternative to conventional cable TV in Mobile. However, Mobile Wireless was able to lease only seven more channels in addition to the Company's four channels. With only 11 TV channels, Mobile was unable to mount a viable commercial wireless cable TV system that could compete adequately against cable TV systems. The revenues of the station remained limited, and the maximum monthly transmission fees received by the Company was $2,000.00 during the last five years. The lease expired in May, 1999. Mobile Wireless expressed its interest to renew the lease for five more years under the same terms and conditions.
The Company declined to enter into a long term lease because of its desire to sell its rights and interest in the station.
However, the Company agreed to lease the station on a month-to-month basis at the rate of $1,200.00 per month. The Company is considering the sale of its assets in this Mobile market.

     San Luis Obispo, California. The Company owns a 4-TV channel station (E1, E2, E3, E4) station in San Luis Obispo, California which was leased to Wireless Telecommunications, Inc. ("WCTV") in 1995. In January, 1996, WCTV defaulted on its payment to the Company. The Company repossessed the station in June 1996 and has been operating it since that time. As part of the settlement with WTCI, WTCI conveyed all of its assets in the San Luis Obispo Basic Trading Area ("BTA") from WTCI. The purchase price for the BTA was $452,168. Of this amount $90,000 was paid in cash, and $362,168 was paid in the form of the Company's assumption of an abligation in that amount payable to the FCC over 10 years, with interest only payments for the first two years and principal and interest payments for the final eight years. The FCC approved the transfer for the BTA on May 23, 1997. Subsequently, the Company acquired the three H-Group channels licensees (H1, H2 and H3) for $20,000.00. The FCC approved the acquisition. Currently, the Company is broadcasting on seven channels (3 H-Group channels and 4 E-Group channels) to 59 subscribers. As the new owner of the BTA, the Company applied for the 4 F-Group channels (F1, F2, F3 and F4) and for the two channels MDS1 and MDS2. The FCC approved the Company's applications for the last six channels.
The Company has not yet constructed the transmission facilities for the six additional channels. The Company has until August, 2001 to complete such construction. The Company is considering selling all of its assets in this SLO market.

Other stations. The Company owns 4-TV channel stations in each of Hays, Kansas; Woodward, Oklahoma; and Quincy, Illinois.
In cooperation with its affiliate, Multichannel Distribution of America, Inc. (MDA) the Company has constructed four-channel station in Myrtle Beach, South Carolina; Rome, Georgia; and Scottsbluff, Nebraska. MDA is owned and controlled by TVCN's president. The Quincy station is involved in a three-way transaction. The Company acquired the station from its affiliate MDA and entered into an agreement with Heartland Communications to transfer and assign its rights and interest in the Quincy station to Heartland in exchange for transferring certain of Heartland's rights and interest in its BTA in Salina, Kansas to the Company. The agreement with Heartland is awaiting a final approval from the FCC. The Woodward station is being leased to Heartland for $500.00 per month for a period of two years expiring April 2001. The Company's stations in Myrtle
Beach and Scottsbluff have not been placed in commercial operations, nor are they the subject of any lease because no lease has been offered. Because of the limited number of channels (4 channel each) of these stations, the Company has no immediate plans to place such two stations in commercial operations. The Company is considering the sale of these and other stations.

FCC Auction

     As a result of the FCC Auction in 1996, the Company was the successful bidder on the following BTAs: Clarksburg-Elkins, Fairmount, Logan, Morgantown, Wheeling, West Virginia; Steubenville, Ohio/Weirton, West Virginia; Dickinson and Williston, North Dakota; Scranton/Wilkes Barre/Hazleton and Stroudsburg, Pennsylvania; Scottsbluff, Nebraska; and Watertown, New York. The Company's net bid was $1,276,000 (taking into account the 15% small business credit TVCN received). As of June 30, 1999, the total amount outstanding on this obligation is 974,557, which the Company is financing over ten years as reflected in the company's financial statements. Prior to the Auction, the FCC used to grant stations licenses through a lottery process. The Company has not yet finalized its plans with respect to development of WCTV stations in these BTAs, and there is no assurance that the Company will have sufficient resources to develop such stations. The Company is considering the sale of all of its rights and interest in these BTAs.

     In connection with its BTA in Scranton, PA, the Company has applied to the FCC for five vacant channels. Four of the applications were approved and four licenses were issued to the Company. The fifth application is still pending at the FCC. In order to aggregate more channels, which is essential for the success of any WCTV system, the Company purchased, for $195,705, ATI's rights and interest in a lease agreement that ATI had with the licensee of the F-Group license in Scranton, PA. Further, The Company has been discussing with an entity in Scranton, PA the possibility of purchasing its rights and interest in lease agreements concerning 24 more TV channels in Scranton.

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

     On August 30, 1995, ECNM sold the Detroit station to a subsidiary of People's Choice TV (PCTV). In September 1995 the
Company filed a lawsuit in the District of Columbia Superior Court seeking damages and to set aside the transaction on the grounds that it violated the agreement pursuant to which TVCN sold the Detroit station to ECNM in 1994. On January 12, 1996 the parties settled the lawsuit effective December 31, 1995. Pursuant to the settlement, the Company released ECNC from all liability and consented to PCTV's assumption of the note secured by the Detroit station (the Original Detroit Note). In return, ECNC and PCTV paid the Company $614,120 in cash; PCTV assumed the Original
Detroit Note; and one of PCTV's wholly-owned subsidiaries executed a second note (the Additional Detroit Note) in favor of the Company in the amount of $2.15 million. All payments under the original Detroit Note have been received. Pursuant to the Additional Detroit Note, as of June 30, 1999 the balance of $2,448,957.50 is due to the Company by December 30, 2000.

Denver, Colorado

	In December, 1993, the Company sold its Denver, Colorado WCTV Station to American Telecasting, Inc. (ATI) of Colorado Springs, Co. The gross purchase price was about $6.1 million payable over a period of five years. All payments have been received and no further payments are due.

Mining Business

	The Company invested in two mines, but neither was ever brought into commercial operations. After considerable losses, the Company has decided not to make any further mining investment, and to discontinue the mining operations. The following is a summary of the mining operations:

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

     Development of the Liberty Hill Project began in the winter of 1996. MEICO contracted with Ray Naylor to be the operator of the mine and to develop the project. Beginning in the summer of 1996, Ray Naylor assured MEICO that the mine was on the verge of production. However, for one reason or another, including inclement weather, inadequate water purification equipment, unanticipated clay content of the ore, etc., Mr. Naylor never actually brought the mine into operation. Therefore, in the fall of 1997 MEICO began to suspect that Mr.
Naylor was unable or unwilling to bring the mine into production.
On March 5, 1998 TVCN and MEICO sued, inter alia, Big Trees Trust and Ray Naylor in a dispute over the lease and operation of the Liberty Hill Mine. In its complaint MEICO alleges that it was fraudulently induced to enter into the mining lease and that Ray
Naylor breached his contract to operate the mine on MEICO's behalf in a good and miner-like fashion. MEICO and TVCN claim damages in excess of $3.5 million. While no answer has been filed in the case, Mr. Naylor has informed MEICO that he believes it is in default under the lease and has served a notice of termination of the lease on the Company. On May 20, 1998 the Court entered an order on the parties' stipulated motion submitting the matter to binding arbitration. The parties agreed to the appointment of Mr. Murray Richtel of the Judicial Arbiter Group, Inc. as the arbitrator in this matter, and an arbitration hearing was set for September 10, 1998. However, on September 1, 1998, the parties entered into a preliminary agreement to settle their dispute by selling the mine and splitting the proceeds. Subsequently, Naylor attempted to disavow this settlement agreement.
The Company filed a second law suit to enforce the settlement agreement. The case is still pending. At this preliminary stage it is not possible to predict with any certainty the probable outcome of this matter. However, TVCN intends to prosecute its claims vigorously.


  Century 21/Mountain House Mine

     The Company acquired a controlling interest in Century 21 Mining, Inc. in December 1989. Century 21's principal asset is the Mountain House Mine. The mine is not in operation. The Company held this mine without development for investment purposes. The decision as to whether commercial or not to commercially develop that mine was contingent upon the success of the mining operation of the Liberty Hill Mine. Since the development of the latter was not successful, the Company decided to sell its interest in this Century 21 mine. If the sale is successful, the Company does not expect such sale to have any material effect on the Company's financial statements.

  Reema International Corp.

     Reema International Corp. (Reema) is a wholly-owned subsidiary of TVCN. It was incorporated to explore for and develop business opportunities in the oil and gas industry.
Specifically, Reema is in the business of developing projects designed to convert natural gas into transportation fuels, or Gas To Liquid ("GTL"). For more information, see the Company's 1999 Annual Report, as amended, on Form 10-KSB for the period ended March 31, 1999.

  Internet Business Opportunities

     On February 16, 1996 the Company incorporated its wholly-owned subsidiary, Planet Internet Corp. as an Internet Service Provider
(ISP).  Planet Internet provided internet service to subscribers.
By March 31, 1999, Planet had 836 subscribers. On May 18, 1999, the Company signed on agreement to sell Planet to BeWell Net Corp., another ISP. The net sale price was $1,508,640 payable in common stock of BeWell Net at the rate of $5.00 per share. Accordingly, the Company received 301,728 shares of the common stock of BeWell Net. As part of the sale, the Company has allocated 80,000 shares for distribution to various employees as performance bonuses. None of the officers or directors of the Company received any of said stock other than Kenneth Roznoy who received 5,000 shares of said stock. BeWell Net is a private company and has no public trading market for its stock. The Company continued to assume certain debt responsibility of Planet in the amount of $53,515.

InterOmni Services - The InterOmni Wallet

     TVCN has incorporated a wholly-owned subsidiary, InterOmni Services, Inc, in order to develop the InterOmni Wallet, a digital profile that tracks and records information about individuals. The Company attempted to sell InterOmni, but the sale did not go through. The Company has ceased any further development in InterOmni.

  Middle East Investment Authorization

     At a special meeting of the Company's board of directors held on December 13, 1995, Omar Duwaik was authorized to explore investment opportunities in the Middle East. Mr. Duwaik was authorized to enter into such agreements as were necessary and to invest in a holding company on behalf of the Company if he deemed such an investment to be in the best interests of the Company. To date Mr. Duwaik has explored numerous investment opportunities. However, none have met the criteria he thought of for making such an investment. No specific criteria has been established, other than reasonable degree of risk and rate of return as determined by Duwaik on a project by-project basis. Although Mr. Duwaik was authorized to commit up to $3 million, no funds have been expended to date, and no plan to expend any funds. Pursuant to its general policy of seeking shareholder approval of major investments, the Company will seek shareholder approval of any material investment made pursuant to this authority.

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

     The Company owns its executive offices in Denver, Colorado.
The Company also owns a warehouse in Detroit, which is leased to PCTV at the rate of $4,000 per month until March 1999, and vacant lands in Arapahoe and Jefferson Counties in Colorado, which is being held for future development. Physical assets of the Company, except for the mortgage on corporate headquarters, are not held subject to any major encumbrance. The Company has recently sold one of its two residential lots, and has signed an agreement to sell its office building in Denver, and its warehouse in Detroit.

  Total Revenues

	During the period ended June 30, 1999, the Company sold one of its two residential lots for $630,000 that generated a real estate gain of $224,290. The net operating loss for the quarter ended June 30, 1999 was $366,893 as compared to $379,008 for the quarter a year ago. The loss is reduced to $142,603 for the June, 1999 quarter when the real estate sale is taken into account.

 	The total revenue for the first quarter ended June 30, 1999, was $220,925 as compared to $655,821 for the first quarter ended June 30, 1998. The decrease was due to the sale of the Company's Subsidiary, Planet Internet, and the fact that no TV station was sold during the current period.

  Operating Expenses

Total operating expenses for the first quarter ended
June 30, 1999, are $587,818 as compared to $1,034,029 during the first quarter ended Jun 30, 1998. The decrease in expenses of $446,811 is summarized as follows:

     Decrease in Salaries and Wages                 $  <160,846>

     Decrease in Programming Fees                        <2,747>
     Decrease in Cost of Goods Sold                     <44,675>
     Decrease in Mine Development                       <26,104>
     Decrease in General & Administrative Expense      <204,000>
     Decrease in Depreciation and Amortization          <11,943>
     Increase in Interest Expense                         3,504

     NET DECREASE IN TOTAL EXPENSES                   $<446,811>

The decrease in salaries and wages, and General and Administrative Expenses is due to the reduction in personnel, and other general expenses, and the sale of Planet Internet. The decrease in Mine Development is due to the discontinuation of activity at the Liberty Hill Mine.

Net Gain

	The Company realized a net gain of $224,290 from the sale of its real estate property.


  Liquidity and Capital Resources


     The Company initially financed its growth through private loans and private financing.
The Company will finance its future growth primarily from the sale of assets and possibly through further private financing, of which there can be no assurance of success.

     To date, the Company has not engaged in any debt financing, with the exception of the BTA's funded through the FCC, and the purchase of the internet equipment. The Company's cash flow for the three months ended June 30, 1999, and June 30, 1998, are summarized as follows:
                                   June 30, 1998         June 30, 1999
                                      Unaudited             Unaudited

     Cash Flow From Operating
       Activities                   $ <279,947>            $ <34,222>
     Cash Flow From Investing
       Activities                   $ <56,644>              $ 305,663
     Cash Flow From Financing
       Activities                   $  115,177             $ <83,897>
     Cash - Beginning of Period     $  852,362             $  462,157

     Cash - End of Period           $  630,948             $ 649,701

     The sales of the Denver, Colorado, Washington, D.C., and Detroit, Michigan systems for approximately $17.5 million with a resulting gain of $15.5 million, the sale of the Rome, Georgia station, and the sale of other assets are expected to adequately continue covering the Company's current liabilities along with allowing the Company develop other wireless cable TV markets in the United States and explore other business opportunities domestically and internationally.

     Currently, the Company has $2,125,293 in long term debt which is primarily for the purchase of the TVCN corporate headquarters building in Denver, Colorado, for the Basic Trade Area rights purchased during the FCC BTA Auction, and for Equipment Purchases.

     The Company's current assets and liabilities are $1,114,876 and $956,471, respectively. The Company's cash position is such that management anticipates no difficulty in its ability to meet its current obligations. The company currently has investments of $165,105 in government securities.

  Accounts Receivable and Payable

     The increase in assets and decrease in liabilities were the result of the sale of the Company's real estate and Planet
Internet.

  Advance from Stockholders

     The president of the Company continued to advance loans to the Company. As of June 30, 1999, these loans totaled
$1,087,390.

  Subscriber Deposits

     The purchasers of the Denver and Detroit stations limited the subscriber deposits assumed by purchasers to $50,000 and $114,000, respectively. TVCN is responsible for subscriber deposits above these amounts.

     On February 14, 1995, Mr. Omar Duwaik was granted a cash bonus of $100,000 by the Board of Directors. Because of cash flow constraints, the bonus has not been paid.

 PART II.     OTHER INFORMATION     ITEM 1.      Legal Proceedings

      In connection with its past investment in mining operations, the Company filed a law suit against Ray Naylor, et al. The case is still pending. Other than said case, and except as noted under the heading Frederick Case Settlement, as detailed in the Company's 1999 Annual Report, as amended, for the period ended March 31, 1999 the Company knows of no material litigation pending, threatened or contemplated, or unsatisfied judgment against it, or any proceedings in which the Company is a party. The Company knows of no material legal actions pending or threatened or judgments entered against any officers or directors of the Company in their capacity as such in connection with any matter involving the Company or the business.

   ITEM 2.     Changes in Securities

     There have been no changes in the Company's securities since March 31, 1999.

   ITEM 3.     Default Upon Senior Securities

     None.

   ITEM 4.     Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of Shareholders during the quarter ended June 30, 1999.

ITEM 5.
      None.
                                SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TV COMMUNICATIONS NETWORK, INC.




Date:  September 13, 1999
                                       /ss/OMAR A. DUWAIK
                                       Omar A. Duwaik
                                       PRESIDENT/CEO





                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       TV COMMUNICATIONS NETWORK, INC.



Date:  September 13, 1999
                                       /ss/KENNETH D. ROZNOY
						   Kenneth D. Roznoy
                                       Vice President