Form 10KSB/A
period 1999-03-31
TV COMMUNICATIONS NETWORK INC
filed 1999-10-12
CIK 819802

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

Forward Looking Statements

Certain oral and written statements of management of the Company included in the Form 10 KSB and elsewhere contain forward looking statements within the meaning of Section
27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor created thereby. These statements include the plans and objectives of management for future operations, GTL Technology based on TVCN's GTL process, anticipated capital and operating costs of GTL plants, signing a definitive agreement, obtaining required financing for such plants, the continued development of TVCN's GTL process and the projected economic use of GTL plants. In addition, these statements include but are not limited to such words as "intent", "believe", "estimate", "choice", "projection", "potential", "expect", "should",
"might", "could" and other similar expressions. The forward looking statements included herein and elsewhere are based on current expectations that involve judgments which are difficult or impossible to predict accurately and many of which are beyond the control of the Company.
Actual results may differ substantially from these statements. In particular the assumptions assume the collectability of the note receivable from the sale of cable operations, the ability to sign a definitive agreement, obtain required financing, construct and successfully operate commercial GTL plants, and produce a salable product from the proposed GTL plant, and the ability to successfully develop the BTAs and markets, satisfactory resolution of legal maters, and economic, competitive and market conditions for the Company's business operations. Although the Company believes that the assumptions are accurate, there can be no assurance that the forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in the forward looking statements, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the company can or will ever be achieved.


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

Wireless Cable Stations

Salina, Kansas. TVCN is currently operating a wireless cable TV ("WCTV") system in Salina. The system broadcasts on 19 channels to a base of 447 subscribers and has two employees. Zenith scrambling equipment was introduced into the Salina head-end equipment in November and December, 1996, each subscriber's household received a new descrambler (set-top converter), and the Company added ESPN, Showtime and Flix to its programming package. The number of subscribers remain limited because of the limited number of TV channels. With only 19 TV channels, the Company has been unable to compete effectively against conventional cable TV operators. Through the agreement with Heartland Communications, which agreement is awaiting FCC approval, the Company hopes to increase the number of TV channels to as much as 33.

Mobile, Alabama. The Company's 4-TV channel station (E1, E2, E3, E4) in Mobile, Alabama was leased to Mobile Wireless TV, Inc. ("Mobile Wireless") pursuant to a lease agreement dated May 9, 1994. The lease was for an initial period of five years at the greater of $2,000.00 per month, 0.50 per month per subscriber or 2.0% of the gross monthly revenues of the station. Mobile Wireless was hoping to lease many additional TV channels from other licensees in order to offer a reasonable alternative to conventional cable TV in Mobile. However, Mobile Wireless was able to lease only seven more channels in addition to the Company's four channels. With only 11 TV channels, Mobile was unable to mount a viable commercial wireless cable TV system that could compete adequately against cable TV systems. The revenues of the station remained limited, and the maximum monthly transmission fees received by the Company was $2,000.00 during the last five years. The lease expired in May, 1999. Mobile Wireless expressed its interest to renew the lease for five more years under the same terms and conditions. The Company declined to enter into a long term lease because of its desire to sell its rights and interest in the station. However, the Company agreed to lease the station on a month-to-month basis at the rate of $1,200.00 per month. The Company is considering the sale of its assets in this Mobile market.

San Luis Obispo, California. The Company owns a 4-TV channel station (E1, E2, E3, E4) in San Luis Obispo, California ("SLO") which was leased to Wireless Telecommunications, Inc. ("WTCI") in 1995. In January, 1996, WTCI defaulted on its payments to the Company. The Company repossessed the station in June 1996 and has been operating it since that time. As part of the settlement with WTCI, TVCN agreed to purchase the Basic Trading Area ("BTA") of SLO from WTCI. In exchange, WTCI conveyed and transferred all of its assets and interest in SLO BTA to TVCN. See "The FCC Spectrum Auction", herein. The purchase price for the BTA was $452,168. Of this amount $90,000 was paid in cash, and $362,168 was paid in the form of the Company's assumption of an obligation in that amount payable to the FCC over 10 years, with interest only payments for the first two years and principal and interest payments for the final eight years. The FCC approved the transfer of the BTA on May 23, 1997. Since the Company needs more TV channels to be competitive, the Company acquired from non-affiliated entities, the three H-Group channels licenses (H1, H2, and H3) for $20,000.00. The FCC approved the acquisition. Currently, the Company is broadcasting on seven channels (3 H-Group channels and 4 E-Group channels) to 59 subscribers. As the new owner of the BTA, the Company applied for the 4 F-Group channels (F1, F2, F3, and F4) and for the two channels MDS1 and MDS2. The FCC approved the Company's applications for the last six channels. The Company has not yet constructed the transmission facilities for said six additional channels. The Company has until August, 2001 to complete such construction. The construction of those six channels would expand the station capacity to 13 channels, which is still not commercially viable to compete against conventional cable TV systems. The Company is negotiating with other licensees in SLO for the purpose of leasing additional channels. In the meantime, the Company is considering selling all of its assets in this SLO market.

Other stations. The Company owns 4-TV channel stations in each of Hays, Kansas; Woodward, Oklahoma; and Quincy, Illinois. In cooperation with its affiliate, Multichannel Distribution of America, Inc. (MDA) the Company has constructed four-channel station in Myrtle Beach, South Carolina; Rome, Georgia; and Scottsbluff, Nebraska. MDA is owned and controlled by TVCN's president. The Quincy station is involved in a three-way transaction. The Company acquired the station from its affiliate MDA and entered into an agreement with Heartland Communications to transfer and assign its rights and interest in the Quincy station to Heartland in exchange for transferring certain of Heartland's rights and interest in its BTA in Salina, Kansas to the Company. The agreement with Heartland is awaiting a final approval from the FCC (see the discussion under "Quincy, Illinois and Salina, Kansas" herein). The Woodward station is being leased to Heartland for $500.00 per month for a period of two years expiring April 2001. The Company's stations in Myrtle Beach and Scottsbluff have not been placed in commercial operations, nor are they the subject of any lease because no reasonable lease has been offered. Because of the limited number of channels (4-channel each) of these stations, the Company has no immediate plans to place such two stations in commercial operations. The Company is considering the sale of these and other stations.

In addition, in an effort to expand its concentration of WCTV stations in the West Virginia and Pennsylvania areas, the Company has applied for five vacant channels in the Scranton/Wilkes-Barre/Hazelton BTA. In order to increase the channel capacity of the stations, the Company purchased the F Group lease and station equipment from American Telecasting, Inc. for $200,000. The lease is for $750.00 per month for five year, renewable every five years thereafter at the Company's option.

The FCC Spectrum Auction

Until November, 1995, the FCC used to grant licenses in the WCTV frequency spectrum to qualified applicants on a first-come first-served basis. From November 13, 1995 to March 28, 1996 the FCC conducted an auction of the frequency spectrum used by WCTV stations. In this auction, the FCC divided the country into Basic Trade Areas ("BTAs"), according to certain geographic WCTV markets. The successful bidder on each BTA acquired the right to obtain the licenses for all parts of the commercial WCTV spectrum in the BTA, which were not already under license. In order to qualify to participate in the auction, each bidder was required to pay an up-front payment to the FCC. The Company's up-front payment was $300,000 with a small business bidding credit of $400,000.

The Company was the successful bidder on the following 12 BTAs:
Clarksburg-Elkins, Fairmount, Logan, Morgantown, Wheeling, West Virginia; Steubenville, Ohio/Weirton, West Virginia; Dickinson and Williston, North Dakota; Scranton/Wilkes Barre/Hazleton and Stroudsburg, Pennsylvania; Scottsbluff, Nebraska; and Watertown, New York. The Company's net bid was $1,276,000 (taking into account the 15% small business credit TVCN received). This made TVCN the tenth largest participant in terms of the number of BTAs acquired, and the 22nd largest participant in terms of dollar volume. The total amount outstanding on this obligation is $1,020,445, which the Company is financing over ten years as described in the notes to the company's financial statements. The Company has not yet finalized its plans with respect to development of WCTV stations in these BTAs. The development is dependent on the Company's ability to obtain substantial capital resources. There is no assurance that the Company will obtain sufficient financing to develop such stations. In the meantime, the Company will attempt to sell its rights and interest in the BTAs, of which there can be no assurance of success.

Purchase/Sale of WCTV Stations

In 1991, the Company, together with its affiliate MDA, Inc., made a successful bid in the U.S. Bankruptcy Court in New York to purchase the WCTV station in Washington, D.C., and the WCTV station in Detroit, Michigan. MDA is substantially owned and controlled by TVCN's president. The two acquired WCTV stations were owned by Microband Companies, Inc. which were under bankruptcy proceedings. The purchase price for the two stations was $6,264,000.00 of which the amount of $4,864,000 was paid in the form of issuing to Microband 4,864,000 shares of TVCN's Class D, preferred stock, and the remaining balance of $1,400,000 was paid in cash and a short term note. A few months later, MDA purchased from Microband Companies the foregoing 4,864,000 preferred shares for a cash payment of $152,000.

The acquisition cost of the two WCTV stations in Detroit and Washington, D.C. was initially recorded on the Company's books at the purchase price of $6,264,000. However, in the Company's 10-KSB of March 31, 1994 the recorded purchase price of said two WCTV stations was adjusted to $1,552,000 instead of the original $6,264,000. Subsequently, the two stations were sold for a total of $13.5 million payable in cash and notes that carried an annual interest of 8.0% as follows:

The WCTV station in Washington, D.C., was sold in 1993 to Eastern Cable Network Corp. ("ECNC") for $2,500,000.00 payable as follows: (1) a non-refundable deposit of $50,000.00; (2) payment upon closing of $550,000.00; (3) payment of $600,000.00 six months after Closing; and
(4) balance of $1.3 million dollars under a promissory note at eight percent (8%) interest payable in sixteen (16) equal quarterly installments, commencing November 22, 1994, secured by a lien upon the entire System.

In 1994, the Company also sold the foregoing WCTV station in Detroit, Michigan to Eastern Cable Networks of Michigan, Inc. ("ECNM"), a subsidiary of ECNC. The consideration received by TVCN was $11,000,000 payable as follows: (1) a deposit of $250,000; (2) $2.25 million cash at closing; (3) $500,000 90 days after closing; (4) up to $2.0 million payable as a function of ECNMs ability to successfully expand its services; (5) $500,000 nine months after closing; and (6) a $5.5 million promissory note secured by a lien upon the entire station.

On August 30, 1995, ECNM sold the Detroit station to a subsidiary of Peoples Choice TV ("PCTV"). In September 1995 the Company filed a lawsuit in the District of Columbia Superior Court seeking damages and to set aside the transaction on the grounds that it violated the agreement pursuant to which TVCN sold the Detroit station to ECNM in 1994. On January 12, 1996 the parties settled the lawsuit effective December 31, 1995. Pursuant to the settlement, the Company released ECNC from all liability and consented to PCTV's assumption of the note secured by the Detroit station. In return, ECNC and PCTV paid the Company $614,120 in cash; PCTV assumed the Original Detroit Note; and one of PCTV's wholly-owned subsidiaries executed a second note (the Additional Detroit Note) in favor of the Company in the amount of $2.15 million. As of March 31, 1999, all payments under the Washington station sale, and the original Detroit Note have been received, and the remaining balance in the amount of $2,448,957.50, as required under the Additional Detroit Note is due to the Company by December 30, 2000. The Latter Note carries an annual interest of 9%, payable semiannually until the Note is fully paid. All interest payments under this Additional Detroit Note have been timely received.

Denver, Colorado - In December 1993 the Company sold its Denver,
Colorado WCTV station to American Telecasting, Inc. ("ATI"), of
Colorado Springs, Colorado. The gross purchase price was determined pursuant to a contractual formula to be $6,073,500. After adjustments, the net purchase price was $5,868,434. As of March 31, 1999 all payments under the ATI note were received.

Quincy, Illinois and Salina, Kansas

TVCN has been negotiating with Heartland over the Salina, KS BTA license (which Heartland had won in the auction back in March of 1996) for $217,000. On August 4, 1998, Heartland gave TVCN an acceptable offer, i.e., the two companies would partition the BTA off so that TVCN would receive 40.6% of the BTA that covers the central part, and Heartland would keep the 59.4%. According to the offer, the two companies would share payments to the FCC in those percentages. As a condition, TVCN had to transfer a 4 channel TV license in another market to Heartland. To meet this condition, TVCN offered Heartland TVCN's E-Group license in Hays, Kansas. Heartland rejected TVCN's offer, but was willing to accept the transfer of the E-Group license in Quincy, Illinois. But, TVCN did not own the Quincy license/station. The 4-channel Quincy station and license were owned by MDA - Illinois which is a wholly-owned subsidiary of Multichannel Distribution of America ("MDA") Inc. MDA is substantially owned and controlled by TVCN's president.

The Salina partition is important for the commercial viability of the Salina WCTV system and to its growth potential. The Salina system has been limited to 19 TV channels, HARDLY adequate to compete against conventional cable TV systems. Since Heartland is the FCC auction winner for the Salina BTA, Heartland has the exclusivity over the remaining 14 TV channels in Salina. Dividing the frequency spectrum in Salina, with 14 channels under Heartland's control, and 19 channels under TVCN's control, severely limits the ability of either Heartland or TVCN to independently develop the Salina market to its growth potential.

Prior to the foregoing partition agreement, TVCN and Heartland had long negotiations. At one time, Heartland offered to purchase the Salina 19-TV channel system from TVCN for $750,000. TVCN rejected the offer and instead asked for a purchase price of $2.1 million, which was rejected by Heartland. Finally, the foregoing partition offer was made by Heartland, provided that the Quincy station and license were made part of the deal.

The foregoing partition is favorable to TVCN. First, it allows TVCN to assume only 40.6% of the remaining payments to the FCC, or the balance amount of $59,909.36 payable in quarterly payments of $2,693.81 to the FCC over the next 8 years. Second, the 40.6% of the BTA covers the vast majority of the population in the Salina market. Third, it enables TVCN to obtain the remaining 14 TV channels in Salina, which should increase the commercial value of the Salina system and increase the likelihood of its development to its growth potential.

However, before the partition agreement with Heartland could be concluded, TVCN had to buy the Quincy station and license from MDA. Since Mr. Duwaik owns and controls the majority of both TVCN and MDA, any business between the two entities would not be an arm-length transaction. Mr. Horner, a former TVCN's board director, and Mr. Roznoy, a current director of TVCN's board, cooperated in evaluating the Quincy transaction without Mr. Duwaik's involvement. Since the Quincy license was applied for by MDA in 1983, among other factors, the documents concerning the actual cost associated with the issuance of the License and construction of the Quincy station/license were not readily available.

Based on cost of comparable stations' construction and licensing, and market values, the Quincy station and license were evaluated at $425,373 for which TVCN offered to issue, and Mr. Duwaik agreed to receive restricted shares of TVCN common stock. An evaluation of the common stock of TVCN had been conducted by an independent appraiser (Houlihan Valuation Advisors of Denver, Colorado). Based on such factors as similarly situated companies, book value, thinly traded stock, pink-sheet listing limitation, TVCN's liability, cash flow and liquidity, etc., the appraiser determined that the restricted shares of TVCN common stock in such a transaction would be worth $0.05 per share. Accordingly, TVCN issued 8,507,460 shares of its restricted common stock to MDA (at the rate of $0.05/sh) for the acquisition of MDA's Quincy station and license. Since Mr. Duwaik is already in control of both TVCN and MDA, no change in control is affected.

The Quincy transaction was submitted to and approved by a vote of the majority of shareholders of TVCN during the 1998 Annual Meeting of TVCN's shareholders. The majority of the votes counted, excluding those of Mr. Duwaik's, were also in favor of the transaction.

As a result, the partition agreement was submitted to the FCC in December 1998. It went on public notice on May 26, 1999. The Company is awaiting final FCC approval, which is totally unpredictable, and can take between two months and two years.

Rome, GA

On June 18, 1997, TVCN concluded the sale of its 4-channel E-Group station in Rome, GA ("Rome Station") to Bell South for $2,000,000.00 in cash. Previously, TVCN had acquired the Rome Station from MDA, Inc. through the acquisition of all outstanding shares of its wholly owned subsidiary MDA of Georgia. MDA, Inc. is owned and controlled by TVCN's president. In exchange for the acquisition of the Rome Station, TVCN issued 17,953,321 restricted shares of TVCN's common stock to MDA. The number of shares issued in the transaction was derived by averaging the high bid price of TVCN's stock at the close on each of the previous four Fridays, which were $0.14, $0.13, $0.15 and $0.15, as reported by the National Quotation Bureau. The average of those high bids was $0.1425 per share. Since the shares issued by TVCN are restricted shares, and TVCN historically discounted restricted shares by 20%, the stock price used in the transaction was adjusted to $0.114 per share. The $2.0 million was then divided by $0.114. The resulting number was the 17,953,321 restricted shares. The transaction was approved by the shareholders of TVCN during their annual meeting in 1977.

Pager Business

In February 1997, TVCN purchased the assets of a pager business in Georgia for $100,000. The business sells pagers, cellular phones, airtime for pagers, and accessories from locations in Calhoun and Dalton, Georgia. This business currently has about 1,000 airtime customers, who are charged $12.95 or more per month. The stores have three employees. Since the Company is attempting to focus on its gas project, the Company is considering the sale of this pager business.

Auto Salvage and Parts Recycling Business

In November of 1998, TVCN entered into an agreement with JBA
Wholesalers, Inc. ("JBA") to acquire all of the issued and outstanding stock of JBA Wholesalers, Inc. JBA owns an auto salvage and parts recycling business in Calhoun, Georgia. The appraised market value of JBA at the time of the transaction was $125,000.

Omar Duwaik, the Company's president, had a 60 % private interest in JBA prior to the transaction. The Board of Directors of the Company approved a resolution for the Company to acquire the remaining 60% of the stock in JBA to go along with the 40% which the Company already owned from an April 1998 transaction.

The Company issued 1,500,000 shares of restricted Common Stock to Omar Duwaik based upon a share price of $.05 per share, which is the value per share estimated by Houlihan Valuation Advisors in a report dated March 25, 1998.

The business maintains an inventory of used autos and parts to be sold to the public in Calhoun, Georgia. The grounds and buildings are on a Lease Purchase Agreement payment plan of $1,500 per month. The last payment is due in March of 2006, at which time the property and buildings will be conveyed to JBA for $1.

The business has 3 employees. Because of the Company's attempt to focus on its gas project, the Company is considering the sale of JBA.

Mining Business

The Company invested in two mines, but neither was ever brought into commercial operation. After considerable development losses, the Company has decided not to make any further mining investment, and to discontinue the mining operations. The Company has no current commercially viable mining operations, and that the mining activities are considered "discontinued operation." The following is a summary of these operations:

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

Century 21/Mountain House Mine - The Company acquired a controlling interest in Century 21 Mining, Inc. in December 1989. Century 21's principal asset is the Mountain House Mine. The mine is not in operation. The Company held this mine without development for investment purposes. The decision as to whether or not to commercially develop that mine was contingent upon the success of the mining operation of the Liberty Hill Mine. Since the development of the latter was not successful, the Company decided to sell its interest in this Century 21 mine, but no offer has been made to buy the mine. If the sale is successful, the Company does not expect such sale to have any material effect on the Company's financial statements.

Internet Business Opportunities

On February 16, 1996 the Company incorporated its wholly-owned subsidiary, Planet Internet Corp. as an Internet Service Provider
(ISP). Planet Internet provided internet service to subscribers. By March 31, 1999, Planet had 836 subscribers. On May 18, 1999, the Company signed an agreement to sell Planet to BeWell Net Corp., another ISP. The net sale price was $1,508,640 payable in common stock of BeWell Net at the rate of $5.00 per share. Accordingly, the Company received 301,728 shares of the common stock of BeWell Net. As part of the sale, the Company has allocated 80,000 shares for distribution to various employees as performance bonuses. None of the officers or directors of the Company received any of said stock other than Kenneth Roznoy who received 5,000 shares of said stock. BeWell Net is a private company and has no public trading market for its stock. As of March 31, 1999, Planet had liabilities of approximately $283,000 and assets of $282,000. In connection with the sale the entire assets will be transferred to BeWell Net, and about $230,000 of the liabilities will be transferred to and assumed by BeWell Net.

InterOmni Services - The InterOmni Wallet

TVCN had incorporated a wholly-owned subsidiary, InterOmni Services, Inc., in order to develop the InterOmni Wallet, a digital profile that tracks and records information about individuals. The Company attempted to sell InterOmni, but the sale did not go through. The Company has ceased any further development in InterOmni, and considers it discontinued.

Middle East Investment Authorization

At a special meeting of the Company's Board of Directors held on December 13, 1995, Omar Duwaik was authorized to explore investment opportunities in the Middle East. Mr. Duwaik was authorized to enter into such agreements as were necessary and to invest in a holding company on behalf of the Company if he deemed such an investment to be in the best interests of the Company. To date Mr. Duwaik has explored numerous investment opportunities. However, none have met the criteria he thought of for making such an investment. No specific criteria has been established, other than reasonable degree of risk and rate of return as determined by Duwaik on a project by-project basis. Although Mr. Duwaik was authorized to commit up to $3 million, no funds have been expended to date pursuant to the Board's authorization, and no current plans to expend any funds. Pursuant to its general policy of seeking shareholders' approval of major investments, the Company will seek shareholder approval of any investment made pursuant to this authority.

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

Reema International Corp.

In 1993, the Company incorporated a wholly-owned subsidiary under the name Reema International Corporation ("Reema") for the purpose of evaluating and developing a gas-to-liquid ("GTL") process. The GTL process converts natural gas into finished products such as diesel, jet fuels and other specialty products. Additionally, Reema began to negotiate with various gas producing countries around the world the possibility of constructing and operating commercial GTL plants at gas fields.

As of this date, Reema's activities have been limited to the research and development of the GTL technology, and the negotiations with various governments of gas producing countries. Reema has generated no revenues from these activities, nor does it expect to generate any revenues any time soon, and does not have any GTL plants under operation or construction. Reema is simply negotiating with various entities the possibility of constructing its first GTL plant, of which there can be no assurance of success.

As a wholly-owned subsidiary, Reema is under the control of the Company's management. The company's president also is Reema's president. Glen Clark, who manages Reema's day to day activities, is Vice President for Reema. Mr. Clark is not involved in the decision-making process for the Company or Reema. Prior to joining Reema in 1993 Mr. Clark had some 40 years broad-management experience in chemical plants in such industries as LNG, regasification, amonia, fertilizer, methanol, cogeneration, carbon dioxide, catalytical cracking, refinery and other related process industries. Mr. Clark has a BS degree in Chemical Engineering from Pennsylvania State, and an MBA from NYSU.

GTL Plant

A typical GTL conversion plant consists of three major units. The first section is a gasification or gas reforming unit for converting natural gas into syngas (a mixture of hydrogen and carbon monoxide). The second step is the F-T process unit in which the syngas from the first step is converted into "soupy" waxy hydrocarbon products. The last unit is for hydrocracking/hydroisomerization of the wax into the desired product mix such as diesel, jet fuel, naphtha, etc. The front end (gasification) and the back end (hydrocracking) units of a GTL plant are relatively standard commercial units that are commercially available today and have been in use for about 40 years. The F-T process itself is not new. It was used by the Germans since the 1920's to convert coal into syngas, which was then fed into the F-T process for conversion into transportation fuels. South Africa used the F-T process in the 1950's. However, because of the inefficiency of the early F-T processes, the old GTL technology was not commercially viable. In 1992, Sasol of South Africa began to experiment on a 2,500 bpd GTL plant. The initial focus was on the production of the high-value wax. It is believed that Sasol is now working on the production of transportation fuels, but no information is currently available on such work.

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

Memorandum of Understanding

After years of negotiations, Reema and the government of Trinidad and Tobago signed in December, 1997 a Memorandum of Understanding ("MOU") for the construction and operation of a GTL plant in Trinidad. The proposed GTL conversion plant will be employing Reema's propriety technological information. Reema's GTL plant in Trinidad will be using natural gas from Trinidad. On June 11, 1999, The National Gas Company of Trinidad and Tobago Limited (a government agency) and Reema International Corporation signed a "Term Sheet For Supply of Natural Gas Agreement". The Agreement sets forth the terms and conditions for a definitive agreement, and the obligations of both parties that must be satisfied before th signing of a definitive agreement. No assurance can be given that the definitive agreement will be executed. If an when the proposed plant is constructed successfully, of which there can be no assurance, the natural gas will be converted into approximately 10,000 barrels per day (bpd) of quality finished petroleum products such as sulfar-free diesel, jet fuel, naphtha and others.

The initial capitalization of Reema's proposed GTL plant in Trinidad is expected to be between $275 and $300 million, for a production capacity of 10,000 bpd over a period of at least 20 years. Reema is discussing various financing options with financial institutions and interested parties, of which there can be no assurance of success.

GTL Competition

While the GTL technology is at its infancy, the competition in this new emerging technology and industry is expected to be intense. The Company does not expect the competition to adversely affect the implementation of the first GTL project in Trinidad. But, in its attempt to negotiate similar agreements with other gas producing countries around the world, the Company will be competing against giant companies such as Exxon, Shell and others which have vastly greater resources and capabilities. Even with the success of constructing the first GTL plant in Trinidad, the Company will be facing extremely tough competition for constructing additional GTL plants. There is no assurance that the Company will be able to succeed in constructing any GTL plant.

Premium Quality of GTL Produced Products

It is frequently reported that the major cause of pollution in most major cities throughout the world is the presence of sulfur and other impurities in crude oil-derived products. Additionally, aromatics are the major cause of engine wear and tear. Governments are constantly limiting the contents of sulfur and other impurities in crude oil-based products in order to curb the rising levels of pollution. The recent announcement in California regarding the danger of diesel produced from crude oil underscores the significance of the GTL process. On August 27, 1998, UPI reported that "California has become the first state to declare that soot emitted in diesel exhaust is a cancer threat that requires new controls. "On August 28, 1999, the Rocky Mountain News reported eleven members of the California Air Resources Board ("ARB") "voted unanimously to declare 40 chemicals found in (crude oil-derived) diesel exhaust as toxic air pollutants."

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

Principal Services and Markets

The Company owns MMDS licenses in Mobile, Alabama; San Luis Obispo, California; Salina, Kansas; Hays, Kansas; and Scranton/Wilkes-Barre, PA. The Company's MMDS license in Mobile is leased to an independent WCTV operator. The Company constructed stations in Myrtle Beach, South Carolina; Quincy, Illinois; Rome, Georgia; Woodward, Oklahoma; and Scottsbluff, Nebraska under authority from MDA. Currently, the only WCTV stations the Company is operating are in the Salina, Kansas and San Luis Obispo, California areas. The Company is leasing its Mobile, Alabama license as well as the Woodward, Oklahoma license (under authority from MDA). The company has had inquiries concerning the leasing of the channels in Scottsbluff, Nebraska; Hays, Kansas; and Myrtle Beach, South Carolina, but no serious lease offer was ever submitted to the Company. The license in Rome, Georgia was sold to BellSouth. The Quincy, IL license was assigned to Nucentrix Broadband networks, Inc (formerly Heartland). Nucentrix in turn, entered into a "Partition Agreement" with TVCN to allow the Company the same protections and channel rights for the Company's Salina wireless system. The Agreement was filed with the FCC in late December 1998 and went on public notice on May 26, 1999. The Company is awaiting final FCC approval.

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

Finally, in most areas of the country, including areas served by the Company, off-air programming can be received by viewers who use their own antenna. The extent to which a WCTV operator competes with off-air programming depends upon the quality and quantity of the broadcast signals available by direct antenna reception compared to the quality and diversity of programming offered by WCTV operators.

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

Patents, Trademarks and Licenses

The Company owns MMDS licenses in Mobile, Alabama; San Luis Obispo, California; Salina, Kansas; Hays, Kansas; and Scranton/Wilkes-Barre, Pennsylvania. All licenses issued by the FCC are subject to renewal. The Company has also constructed stations in Myrtle Beach, South Carolina; Quincy, Illinois; Rome, Georgia; Woodward, Oklahoma; and Scottsbluff, Nebraska under authority from MDA, an affiliate that holds the MMDS licenses for these stations. The Company subsequently sold the Rome, Georgia station and license to BellSouth Wireless, Inc. The Company has acquired the MMDS license and station in Quincy from MDA, and is in the process of assigning same to Heartland as part of a business deal with Heartland to enhance the Salina, KS wireless system.

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

The Company's wholly owned subsidiary, Planet Internet Corporation, registered the trade names fun.edu and TVCN.NET with the Colorado Secretary of State (see Internet Business Opportunities herein). The Company sold Planet, but the trade names remain with the Company.

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

Capital

Constructing and developing WCTV stations, and providing television programming require substantial initial capital outlays. While contracts with respect to providing programming are intended to have terms sufficient to provide for the recovery of the Company's investment, together with a favorable return on its investment, the Company's continued expansion is largely dependent on its ability to raise capital for the costs of any of its new business endeavors.

Since inception, the Company has financed its capital and operating cash requirements through loans and advances from the Company's president, other shareholders, and the sale of common and preferred stock. The Company is now considering different debt financing options as well as continued asset sales. There is no certainty that the Company will be able to obtain all required financing.

Business Development Strategies

The dominant business activities of the Company since its inception in 1987 has been the acquisition, obtaining TV channel leases, and the development and sale of Wireless Cable TV (WCTV) licenses and stations. The development of WCTV stations to their full growth potentials requires substantial capital resources which have not been satisfactorily available to the Company. As a result, the Company has been able to only partially developed certain of its WCTV stations, while holding other stations and/or licenses without development, and sell such stations and/or licenses to potential buyers at a profit.

Over the last several years, the Company has been successful in selling sufficient number of stations and licenses to reasonably finance its activities. See "Purchase/Sale of WCTV Stations" herein. Until October, 1998, the WCTV stations have been limited to a one-way transmission: broadcasting cable TV programming over the air to potential subscribers. However, in October, 1998, the FCC changed its rules such that it allowed the use of the WCTV channels for two-way communications (see "Governmental Regulation FCC Licensing" herein). Using the concept of "cellular phone" or "cellular communications", the WCTV frequencies can now be used for two way communication connecting customers directly with long-distance telephone networks, circumventing local telephone lines.

As a result, long-distance telecommunications companies such as Sprint and MCI-World Com began to acquire WCTV companies. During 1999, it has been reported that Sprint and MCI have acquired most of the large WCTV companies in the USA paying a total of about 1.84 billion. This is translated to a rate of about $54.00 per household

Based upon the foregoing, the Company believes that this is an opportune time to sell the Company's WCTV stations, licenses and rights and interest in its BTAs. The Company has approximately 1.1 million households in its markets. The Company has commenced discussions with Sprint, MCI and others about the possibility of selling the Company's WCTV assets. It is impossible to predict as to the outcome of such discussions, or the amount that may be generated, if any, from the possible sale of such assets. Based on the company's experience in selling WCTV stations, and if potential buyers continue to pay the foregoing $54.00/household, the company's WCTV assets may be worth as much as $55 million. However, there is no assurance that the Company will succeed in selling any of its WCTV assets, or if any of them were sold, the selling price would be anything close to the $54.00/household.

The Company intends to focus its future activities on the gas project. The proposed GTL plant in Trinidad is expected to cost the Company about $300 million. The company is discussing with various financial institutions obtaining the necessary financing for the plant. The Company is also discussing with different entities the possibility of entering into a partnership agreement for the purpose of financing and implementing the proposed GTL plant. There is no assurance that the Company will succeed in obtaining the necessary financing or entering into any partnership agreement with any entity.

If the Company is successful in selling any of its WCTV assets, or in obtaining the GTL project financing, neither of which there can be assurance, it is anticipated that the proceeds from said sale or financing will be sufficient to fund the Company's activities and meet the Company's obligations over the next several years.

With the reduction in the Company's expenditures, and streamlining its operations, the proceeds from the sale of its residential land, the Detroit warehouse and office building should be sufficient to fund the Company's activities and meet its current obligations. The receivable Additional Detroit Note in the approximate amount of $2.4 million is due December 30, 2000.

In the event that the Company is not successful in selling any of its WCTV assets, or obtaining the necessary GTL financing, or that the proceeds from the sale of other assets are not adequate to meet the Company's current obligations or fund its activities, then in that event the Company will consider selling its $2.4 million receivable note at a discount.

ITEM 2.	DESCRIPTION OF PROPERTIES

The Company retains ownership of substantially all system equipment necessary to provide its services to subscribers. Such system equipment includes all reception and transmission equipment located at the tower (i.e., the head-end equipment), reception equipment located at each subscriber location (i.e., subscriber equipment) and related computers, diagnostic equipment and service vehicles, and facilities. The Salina, Kansas system equipment is valued at $566,579 The Company's WCTV facilities are, in the opinion of management, suitable and adequate by industry standards. Except the office building mortgage, and the internet equipment, all equipment and assets are not subject to any lease or encumbrance. Subsequent to March 31, 1999, the Company sold its subsidiary, Planet Internet, to BeWell Net, and assigned and transferred the internet equipment lease and certain liabilities in the approximate amount of $230,000 to BeWell Net.

The Company owns its executive offices in Denver, Colorado. The office building has an outstanding mortgage with a balloon payment due in July of 2000. The mortgage balance at year-end was $481,783. In July of 1999, the Company accepted an offer for sale of the building subject to closing. The contracted sale price is $1,200,000.00. The net book value of the building is $896,208.00. If the sale is successfully completed, of which there can be no assurance, the net sale proceeds are expected to be about $1.135 million, which will result in a gain of about $240,000.00. Under the terms of the sale agreement, the Company will enter into a three year lease for the rental of its' executive offices of approximately 3,600 square feet at the rate of $3,625.00/month.

The Company also owns a warehouse in Detroit, MI not subject to any mortgage. This warehouse was leased to PCTV at the rate of $4,000 per month until March 1999. In July 1999, the Company accepted an offer for sale of the warehouse and associated land subject to closing. The net book value at year-end of the building and land was $158,379. The net selling price is about $180,000, which will result in a gain of about $22,000.00.

The Company owns undeveloped acreage on two lots in Cherry Hills Village, Colorado not subject to any mortgages. The book value of these lots at year-end was $633,113. Both lots have been listed for sale. On April 15, 1999, one of the lots was sold for $630,000 (See
Note 16 - to the Company's audited consolidated financial statements).

The Company also owns undeveloped acreage in Jefferson County, Colorado not subject to any mortgages. The book value of this acreage at year-end was $64,700. The acreage has also been listed for sale for $1.1 million.

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
STOCKHOLDER MATTERS

The Company's common stock has traded on the over the counter market ("OTC") since January 11, 1988. As of March 31, 1999, there were eleven stock brokerage firms making a market in the Company's common stock. The high bid and low asked prices of the common stock of the Company have been as follows:

           Quarter       High Bid           Low Ask
                              Per               Per
            Ending          Share             Share
           3/31/92           3.88              4.00
           3/31/93            .25               .38
           3/31/94            .19               .14
           3/31/95            .13               .15
           3/31/96            .02               .07
           3/31/97            .08               .17
           6/30/97            .07               .12
           9/30/97           .056               .09
          12/31/97            .31               .39
           3/31/98            .17               .19
           6/30/98            .39               .41
           9/30/98            .47               .56
          12/31/98            .19               .24
           3/31/99            .16               .19

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

Low Volume Trading; Possible Volatility of Stock Price

In 1989, the Company made an application to have its common stock listed and quoted on the NASDAQ System. The application was denied. One of the requirements for listing on NASDAQ is that the common stock of the company requesting inclusion have a minimum bid price of $5.00 per share. The current price of the stock does not meet the requirements of NASDAQ. The Company intends to reapply for listing when and if the listing requirements are met, of which there can be no assurance of success.

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

The SEC has adopted regulations that generally define a "penny stock" to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include equity securities listed on NASDAQ and equity securities of a company that has: (a) net tangible assets of at least $2,000,000, if such company has been in continuous operation for more than three years, or (b) net tangible assets of at least $5,000,000, if such company has been in continuous operation for less than three years, or (c) average revenue of at least $6,000,000 for the proceeding three years. Unless an exemption is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a risk of disclosure schedule explaining the penny stock market and the risks associated therewith.

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

Description of Securities

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

In connection with the acquisition of the two WCTV stations in Washington, D.C. and Detroit, Michigan (see "Purchase/Sale of Two WCTV stations" herein), in 1991, the company issued to Miroband Companies, a non-affiliated company, 4,864,000 shares of the Company class D Preferred stock, which shares were subsequently purchased by MDA, an affiliated company substantially owned and controlled by the Company's president. Pursuant to MDA's request for converting the 4,864,000 preferred shares to common stock, the company issued to MDA 4,864,000 shares of the Company'' common stock on May 29, 1997.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The operating revenue for 1999 was $1,035,000 compared to $1,202,000 in 1998, a decrease of $167,000. The decrease is due to lower interest income of $218,000 in 1999. Other income was less by $13,000 in 1999. Lease income, management fees, operations revenue and wireless revenue increased by $64,000 in 1999.

Total operating expenses were $3,913,000 in 1999 compared to $5,053,000 in 1998, a decrease of $1,141,000. The decrease is due to a substantial reduction in litigation expenses, downsizing personnel, streamlining operations and reduction in general and administrative expenses. For example, litigation settlement expenses were $117,000 in 1999 compared to $1,286,000 in 1998, a decrease of $1,169,000. General and administrative expenses were $2,698,000 in 1999 compared to $2,995,000 in 1998, a decrease of $297,000. Depreciation and amortization expenses were $812,000 in 1999 compared to $618,000, an increase of $194,000, due to the timing and useful life assigned to the WCTV assets.. Interest expense was $286,000 in 1999 compared to $154,000 in 1998, an increase of $132,000, due to an increase in the BTAs' interest expense.

The loss from operations in 1999 was $2,878,000 compared to a loss of $3,851,000 in 1998, a decrease of $973,000, due largely to reduced operating expenses.

Non-operating gains, primarily from the sale of cable operations and licenses, in 1999 were $1,320,000 compared to $4,257,000 in 1998, a decrease of $2,937,000. There were more sales of cable operations and licenses posted in 1998 than 1999.

The net loss for 1999 was $1,076,000 million compared to a loss of $571,000 in 1998. This is due to the fact that there were more non-operating gains in 1998 than 1999.

The foregoing operating revenues do not include the revenues that are generated from the activities of buying and selling WCTV stations. For example, the buying/selling of WCTV station activities resulted in a gain of $1,020,388 in fiscal year 1999 as compared to gains of $4,257,409; $2,343,043; $3,589,919; $2,813,017 and $3,980,847 in fiscal years 1998, 1997, 1996, 1995 and 1994 respectively. Thus, the total revenues for fiscal year 1999 are $2,054,961 as compared to $5,459,238 a year earlier.

Income tax benefits generated were $554,227 and $1,234,816 in 1999 and 1998, respectively.

Business Segments - The Company maintains accounting records for TV Communications Network, Inc. and each of its subsidiaries. Schedule F-23, which follows, reflects the results of operations for the years 1999 and 1998. The salvage yard was consolidated into the Company's operations in 1999. Expenses exceeded revenue by $110,000 and the operating loss was $80,000. Reema's natural gas fuel conversion expenditures were less by $1,163,000 in 1999 than in 1998 due to streamline operations and less travel expenses. Legal expenses were less in 1999 than 1998 and included legal settlement income of $300,000 in 1999. Mining and exploration expenditures were $1,163,000 less in 1999 than 1998. The mining activities have been shutdown and are now considered as discontinued operations. Planet Internet's access service provider business, which was sold after year-end, had increased revenue of $25,000 and increased expenses of $93,000, resulting in an increase loss of $67,000 in 1999. Corporate and other segment expenses decreased by $1,223,000 in 1999. Headcount reductions, less travel expenditures and lower legal expenses were the primary reasons for the reductions in 1999.

While revenues from the gas project are not expected to materialize for at least three years, the Company intends to manage the proceeds from the sale of assets such that the Company anticipates no difficulty in maintaining its existence and meeting its obligations for years to come.

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

       Cash provided by                 March 31,
              (used in)          1999            1998
             Operations      $(1,049,013)   $ (1,315,000)

              Investing
             activities      $	  639,921    $	 2,167,185

              Financing
             activities      $    18,887    $  	(490,808)

           Net increase
              (decrease)     $  (390,025)   $    361,377

Currently, the Company has $1,798,121 in long-term debt, which is primarily for the purchase of the TVCN corporate headquarters building in Denver, Colorado, the purchase of 12 BTAs from the FCC (see FCC Spectrum Auction herein), and the acquisition of the BTA license from WTCI of Pennsylvania. The office building is under sale contract.

The Company's current assets and liabilities are $887,393 and $1,616,368 respectively. The Company's cash position is such that management anticipates no difficulty in its ability to sell appreciated assets to continue meeting its current obligations. See "Business Development Strategies", herein.

Management's plans to maintain sufficient future cash flows for continued existence include the sale of the Company's internet operations and certain real property (Note 16). In addition, management is also actively marketing other real property and buildings, and reducing general and administrative costs by downsizing personnel and operations. Management is also looking into the sale of the Company's basic trade area (BTA) license rights. Based on a review of all possible options available to the Company and the estimated related resulting cash flows management believes that sufficient cash flow will be provided to ensure confirmed existence through the fiscal year 2000.

Cash Investments

The president and a shareholder have advanced loans to the Company totaling $1,100,334.

Stockholder Advances

The president has been advancing loans to the Company since its inception. The loans carry an annual interest of 8%. The advances are long-term loans, and are expected to be paid back at such time when the Company has sufficient funds to do so. As of March 31, 1999, the loans totaled $1,100,334. Interest expense on shareholder's advances totaled $68,464 in 1999, and $77,956 in 1998. Currently, the Company has no intentions of repaying such loans within the next twelve months.

Income Tax Developments

Since its inception the Company has incurred operating losses through March 31, 1999, which include certain accrued expenses that are not deductible for tax purposes until paid. The Company has net operating loss carry-forward available to offset future year taxable income. The following summarizes these losses.


                                Net Operating
                                 Loss Carry-        Year of
                                   Forward	        Expiration

As of March 31, 1999              $ 5,300,000        2014

The Company believes that with the sale of appreciated assets that it will be able to utilize the net operating loss carry-forward in the near future to reduce cash outflows for income tax expenses. Based on its track record of its ability to sell WCTV stations at substantial profits, and current favorable market conditions, the Company anticipates no difficulty in selling WCTV stations. See "Purchase/Sale of WCTV stations". As shown therein, the value of the Company's WCTV assets could be substantial if potential buyers continue to pay premium prices, of which there can be no assurance.  See "Business
Development Strategies", herein.    Further, the Company is optimistic
about its gas project. However, no assurance can be given that the Company will succeed in selling WCTV stations nor recognizing any profit from its proposed gas project in order to utilize the loss carry-forward.


Selected Financial Data

               1999          1998        1997         1996         1995
Year
ended
March 31,


Revenues       $ 1,034,573   $1,201,829   $ 1,146,144  $ 1,195,368  $ 4,503,078

Net
income
(loss)         $(1,075,848)  $ (571,143)  $  (959,079) $   512,387  $   777,439

Per share:
net
income (loss)   (.03)          (.02)        (.05)         .03          .04

Total assets   $ 9,907,925   $11,012,467  $12,419,656  $15,287,790  $14,168,587

Plant and
equipment,
net            $ 3,252,830   $ 3,579,109  $ 3,265,350  $ 2,543,499  $ 2,064,733

Current
assets         $   887,393   $ 2,071,619  $ 7,136,684  $ 6,560,906  $ 8,785,659

Total
liabilities    $ 6,858,322   $ 7,079,069  $ 7,700,974  $ 9,610,028  $ 9,003,212

Long-term
debt           $ 1,798,121   $ 2,173,678  $ 1,518,165  $ 1,510,240  $ 512,560

Capitalization

The capitalization of the Company as of March 31, 1999 is as set forth in the following table and as more detailed in the attached audited financial statement:


                            Stockholders equity (deficit)
                                    March 31
-----------------------------------------------------------------------------
Description            1999          1998          1997          1996

Common stock           $    25,418   $    20,197   $     9,016   $     9,016

Preferred stock        $    28,813   $    28,813   $   960,813   $   960,813

Additional
paid-in capital        $ 7,468,721   $ 7,281,889   $ 6,575,211   $ 6,575,211

Deficit
accumulated            $(4,473,349)  $(3,397,501)  $ (2,826,358) $(1,867,279)

Total
stockholders           -----------------------------------------------------
equity                 $ 3,049,603   $ 3,933,398   $ 4,718,682   $ 5,677,761

Forward Looking Statements

Certain oral and written statements of management of the Company included in the Form 10 KSB and elsewhere contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor created thereby. These statements include the plans and objectives of management for future operations, GTL Technology based on TVCN's GTL process, anticipated capital and operating costs of GTL plants, signing a definitive agreement, obtaining required financing for such plants, the continued development of TVCN's GTL process and the projected economic use of GTL plants. In addition, these statements include but are not limited to such words as "intent", "believe", "estimate", "choice", "projection", "potential", "expect", "should", "might", "could" and other similar expressions. The forward looking statements included herein and elsewhere are based on current expectations that involve judgments which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Actual results may differ substantially from these statements. In particular the assumptions assume the collectability of the note receivable from the sale of cable operations, the ability to sign a definitive agreement, obtain required financing, construct and successfully operate commercial GTL plants, and produce a salable product from the proposed GTL plant, the ability to successfully develop the BTAs and markets, satisfactory resolution of legal maters, and economic, competitive and market conditions for the Company's business operations. Although the Company believes that the assumptions are accurate, there can be no assurance that the forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in the forward looking statements, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the company can or will ever be achieved.

Year 2000 Readiness Disclosure

Based upon the Company's assessment to date, the Company believes the current versions of its software products and services are "Year 2000 compliant". In order to insure further compliance, the software is being upgraded at an estimated cost of about $7,400.00. Although the Company believes that any potential 2000 related problems will not materially affect the Company's business, operations or financial condition, there can no assurance that the Company will timely identify and remedy all significant Year 2000 problems, that remediation efforts will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company are filed under this Item, and are included herein by reference.

Investments
For those investments, which consist primarily of money market investments, the carrying amount is a reasonable estimate of fair value.

Notes Receivables
Interest rates on notes receivable are consistent with the interest rates on current purchases by the Company of contracts with similar maturates and collateral. Notes receivable are continually assessed as to the collectability of the notes and adjusted to approximate the estimated collectible amount, accordingly the fair value is net of the related deferred gain on the notes receivable.

Long-Term Debt
Rates currently available to the Company for debt with similar terms and remaining maturates are used to estimate the fair value of existing debt.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

On April 12, 1999, the Company signed an engagement letter with the auditing firm of Ehrhardt Keefe Steiner & Hottman, P.C. of 7979 East Tufts Avenue, Suite 400, Denver, CO 80237 ("EKS&H or Auditor") (Telephone Number: (303) 740-9400, Fax Number: (303) 740-9009). EKS&H
also audited the Company's financial records for fiscal years 1998, 1997, 1996, 1995, 1994 and 1993. The Auditor agreed to audit the Company's financial records for fiscal year 1999 and assist the Company in the preparation of the Company's Annual Report on Form 10 KSB.

A representative(s) of the firm may be available at the annual meeting to respond to any questions and make a statement.

The accountants report on the financial statements for the fiscal years 1994, 1995, 1996, 1997 and 1998 contained no adverse opinions, disclaimers of opinion, or qualifications as to uncertainty, audit scope, or accounting principles.

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


Name                    Age         Position             Period Served

Omar A. Duwaik          55          Chairman of the      1987 to
                                    Board, Chief         present
                                    Executive Officer
                                    and President (1)

Armand DePizzol         67          Director (2)         1989 to
                                                         present

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

Omar Duwaik has been the President, CEO and Director of TVCN since its inception in 1987. Mr. Duwaik has been involved in the telecommunications, aerospace and electronic industries for the past 21 years. In 1980, Mr. Duwaik joined MDA, Inc. in Denver as its president. In 1983, MDA submitted 413 MMDS applications to the FCC, of which 71 were granted to MDA, with no competition, and through a lottery process, the FCC granted about forty more conditional licenses. For MDA, Mr. Duwaik constructed the first MMDS station in San Luis Obispo, California. Under his direction, three more MMDS stations were constructed in Kansas and Alabama. Mr. Duwaik received a BS Degree in Electrical Engineering, a BS Degree in Computer Science and an MS Degree in Electrical Engineering Communications from Oregon State University in 1971. Mr. Duwaik owns and controls 23,354,223 shares of common stock of TVCN, and also owns the majority of MDA, an affiliated company, which owns 23,845,892 shares of common stock. In total, Mr. Duwaik owns and controls 47,150,348 or 92.8% of the Company's common stock. Mr. Duwaik is employed on a full-time basis with the Company and is compensated at an annual salary of $91,720 of which $54,079 are paid in cash and the remaining balance is deferred until such time as the Company has more funds. See Item 11. "Security Ownership" herein.

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

     Name of           Capacity in Which Served    Cash Compensation
    Individual
Omar A. Duwaik        Chairman of the Board of
                      Directors, President and
                      Chief Executive Officer        		$ 91,720

Dennis J. Horner      Vice President,
                      Treasurer, and Director          $ 46,615

Barry K. Arrington    Vice President, General
                      Counsel                          $ 67,793

Kenneth D. Roznoy     Vice President,
                      Secretary, and Director          $ 30,161

Mr. Barry K. Arrington, Vice President and General Counsel resigned from TVCN effective February 28, 1999. Mr. Arrington continued to provide legal services for TVCN on an hourly basis. Mr. Arrington cited personal reasons and other career opportunities as his reason for his resignation. The company has no disagreements with Mr. Arrington. His letter of resignation did not disclose, nor did he request the disclosure of, any disagreements with the Company regarding operations, policies, or practices. Mr. Arrington continues to represent the Company, for an hourly fee, on limited legal matters. Mr. Horner resigned from TVCN, see "Directors and Executive Officers", herein.
Mr. Duwaik currently does not receive in cash all his $91,720 compensation. Mr. Duwaik's current cash compensation is $54,079 and the remaining balance is defferred until such time as more funds become available to the Company.

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

Other Compensation

For the fiscal year ended March 31, 1999, executive officers received reimbursement of out of pocket expenses incurred on behalf of the Company.

On February 14, 1995, the Board Directors granted Mr. Omar Duwaik a cash bonus of $100,000. Because of cash flow constraints, the bonus has not been paid. This transaction is reflected as a liability on the balance sheet.

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

Name and Position with TVCN, or     Amount of               Percent
Name and Address of Greater         Beneficial                of
than 5% Holders	                    Ownership	               Class
Omar A. Duwaik  **
Chairman of the Board of
Directors, President and
Chief Executive Officer             22,354,223*               44.0%
10020 E. Girard Ave., #300
Denver, CO 80231

Multichannel Distribution **
of America, Inc. (MDA)
c/o Omar Duwaik                     23,845,892                46.9%

Taher Aldweik **
c/o Omar Duwaik                        950,233                 1.9%

Total as a Group                    47,150,348                92.8%

*	All information refers to common stock.
**	On May 29,1997 MDA became greater than a 5% Shareholder of TVCN's
Common Stock by converting its Preferred Stock to Common. MDA is substantially owned and controlled by Omar Duwaik, its President. Mr. Taher Aldweik is Mr. Duwaik's brother. Adding all shares that are under Mr. Duwaik's ownership and/or control, the total will be 47,150,348 shares or 92.8% of the outstanding and issued shares of the Company's common stock.

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

PART IV


ITEM 13.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8
K

- Financial Statements
  -	Included under this Item:
   * Independent Auditors' Report
   * Consolidated Balance Sheet
   * Consolidated Statements of Operations
   * Consolidated Statements of Changes in Stockholder Equity
   * Consolidated statements of Cash Flow
   * Notes to Financial statements

- Exhibits
3.1 Copy of Certificate of Incorporation of the corporation
(incorporated by reference to the Exhibits filed with the Registration Statement dated September 28, 1987, File No. 33-
16113-D)

3.2 Copy of By Laws of the corporation (incorporated by reference to the Exhibits filed with the Registration Statement dated
September 28, 1987, file No. 33-16113-D)

10. Material Contracts attached herewith:
  10.1 Memorandum of Understanding (page 1).
  10.2 Acquisition Agreement (page 13)

21. Subsidiaries of the Registrant (attached herewith page 22)

The required attached Exhibits have been filed separately in hard-copy forms,and can be made available upon request to TVCN, 10020 E. Girard Ave., Denver, CO 80231. All other Exhibits are either not applicable, not required or incorporated by reference to the Exhibits filed with the Registration Statement dated September 28, 1987, File No. 33-16113-D.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TV COMMUNICATIONS NETWORK, INC

Date: October 1, 1999



 /S/ JACKIE PORTER
 Jackie Porter
Assistant Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:




/S/ OMAR A. DUWAIK			 /S/ KENNETH D. ROZNOY
Omar A. Duwaik         Kenneth D. Roznoy
President, CEO &				   Vice President &
Director						         Director





Dated: October 1, 1999

                       TV COMMUNICATIONS NETWORK, INC.
                             AND SUBSIDIARIES

                      Consolidated Financial Statements
                              March 31, 1999

                             Table of Contents


                                                                  	Page

Independent Auditors' Report ....................................	F - 1

Consolidated Financial Statements

	Consolidated Balance Sheet .....................................	F - 2

	Consolidated Statements of Operations ..........................	F - 3

	Consolidated Statements of Changes in Stockholders' Equity .....	F - 4

	Consolidated Statements of Cash Flows ..........................	F - 5

Notes to Consolidated Financial Statements ......................	F - 7

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





                                          	Ehrhardt Keefe Steiner & Hottman PC
June 4, 1999
Denver, Colorado

                        Consolidated Balance Sheet
                            March 31, 1999


                                 Assets

Current assets
	Cash and cash equivalents                                            	$	462,157
	Investments                                                         		   27,200
	Accounts receivable, net of allowance for doubtful accounts of $39,950  	28,850
	Inventory                                                             		165,261
	Current portion of notes receivable (Note 10)                           		1,300
	Deferred income taxes (Note 9)                                        		121,838
	Other current assets                                                   	80,787
		                                                                    ---------
  Total current assets                                                		887,393


Property and equipment - net (Note 4)                                		2,983,809
Property and equipment, net - discontinued operations (Note 4)         		269,021

Other assets
	Notes receivable (Note 10)                                          		2,343,500
	License agreements - net of accumulated amortization of $1,049,442    1,396,945
 (Note 6)
	Deferred income taxes (Note 9)                                      		1,875,443
	Other assets                                                          		109,632
	Reclamation bonds - discontinued operations (Note 10)                  		42,182
                                                                       ---------
			Total other assets                                                		9,020,532
                                                                       ---------

Total assets                                                        	$	9,907,925
                                                                     ===========
                       Liabilities and Stockholders' Equity
Current liabilities
	Accounts payable                                                     	$	469,800
	Accounts payable - discontinued operations                             		23,899
	Accrued expenses (Note 5)                                             		692,861
	Current maturities of long-term debt (Note 6)                        	 	367,928
 Current maturities of long-term debt - discontinued operations           37,500
(Note 14)
	Subscriber deposits                                                    		24,379
                                                                       ---------
			Total current liabilities                                         		1,616,367

Long-term liabilities
	Long-term debt (Note 6)                                             		1,798,121
	Long-term deferred gain (Note 10)                                   		2,343,500
	Advances from stockholder (Note 6)                                  		1,100,334
                                                                       ---------
			Total liabilities                                                 		6,858,322
                                                                       ---------

Commitments and contingencies (Notes 6, 7 and 8)

Stockholders' equity (Note 8)
	Class A preferred stock, $1 par value; no shares outstanding           		-
	Class B preferred stock, $1 par value; 28,813 shares issued and       28,813
 outstanding
	Class C preferred stock, $1 par value; no shares outstanding           		-
	Class D preferred stock, $1 par value; no shares outstanding           		-
	Common stock, $.0005 par value; 100,000,000 shares authorized,
 50,835,954 shares issued and outstanding                            		25,418
	Additional paid-in capital                                       		7,468,721
	Accumulated deficit                                             		(4,473,349)
                                                                    ---------
			Total stockholders' equity                                     		3,049,603
                                                                    ---------

Total liabilities and stockholders' equity                       	$	9,907,925
                                                                  ===========

                   Consolidated Statements of Operations



                                                       Years Ended
                                                         March 31,
                                            ------------------------------
                                              1999                 1998
                                            ---------            --------
Revenues (Note 13)
	Lease income (Note 7)                     	$	757,614           	$ 693,857
	Interest income                            		275,405            		493,521
	Other revenue                                		1,554             		14,451
                                            ---------            ---------
			Total revenue                          		1,034,573          		1,201,829
                                            ---------            ---------

Operating expenses
 General and administrative               		2,697,525          		2,994,526
	Litigation settlement expense (Note 7)     		117,052          		1,285,859
	Depreciation and amortization              		812,435            		618,422
	Interest expense                           		285,598            		154,468
                                            ---------            ---------
			Total expenses                         		3,912,610          		5,053,275
                                            ---------            ---------

Operating loss                           		(2,878,037)        		(3,851,446)
Lawsuit settlement                          		300,000               		-
Gain on sale of cable operations (Note 9) 		1,020,388          		2,257,409
Gain on sale of licenses (Note 3)              		-             		2,000,000
                                            ---------            ---------

(Loss) income before income taxes        		(1,557,649)           		405,963

Income tax expense (benefit) (Note 9)
	Current                                       		- 	               	21,573
	Deferred                                  		(529,602)           		140,554
                                             ---------             --------

Net (loss) income from continuing
operations                                 (1,028,047)            	243,836

Discontinued operations (Note 14)
	Loss from discontinued operations net of income tax benefit of
$24,625 and $419,837 for 1999 and 1998,
respectively                               		(47,801)            	(814,979)
                                             --------             ---------

Net loss                               	$	(1,075,848)          	$	(571,143)
                                        =============           ===========

Income (loss) per weighted average share of common stock
	  Basic from continuing operations          	$	(.02)               	$	.01
	Basic from discontinued operations           		(.01)               		(.03)
                                              -------                ------
		Total basic                                	$	(.03)              	$	(.02)
                                              =======               =======

	Diluted from continuing operations          	$	(.02)              	$  .01
	Diluted from discontinued operations         		(.01)               		(.03)
                                              -------                ------

		Total diluted                              	$	(.03)              	$ (.02)
                                              =======               =======


Weighted average common shares outstanding
 Basic                                      		41,119,281            36,841,656
                                              ==========            ==========
	Diluted                                    		41,119,281            36,841,656
                                              ==========            ==========

                       Consolidated Statement of Changes in Stockholders' Equity
                             For the Years Ended March 31, 1999 and 1998

                                        Preferred Stock              Common Stock
                                 --------------------------  --------------------------
                                    Shares        Amount        Shares          Amount
                                 ------------  ------------  ------------  ------------

Balances at March 31, 1997        5,672,813	  $	  960,813	     17,981,133	   $  	9,016

Net loss for the year ended
 March 31, 1998                          	-             -               -            -

Preferred stock conversions
 (Note 6)                        (5,644,000)    	(932,000)      5,254,000       	2,627

Stock repurchases (Note 5)                -             -        (793,111)   	   	(423)

Acquisition of business (Note 2)          -             -      17,953,321       	8,977
                                 ------------  ------------- -------------  -----------

Balances at March 30, 1998         	 28,813       	28,813      40,395,343       20,197

Net loss for the year ended
 March 31, 1999                          	-             -               -            -

Acquisition of business (Note 2)          -             -       1,500,000         	750

Acquisition of business (Note 2)          -             -       8,507,460      	 4,254

Stock repurchase adjustment
 (Note 5)                                 -             -         433,151          217
                                 ------------  -------------  ------------  -----------

Balance at March 31, 1999   	       	28,813    $  	28,813      50,835,954   $   25,418
                                 ============  =============  ============  ===========


                                 Additional
                                  Paid-In       Accumulated
                                  Capital        (Deficit)        Total
                                -------------  --------------   ------------
Balances at March 31, 1997      $   6,575,211  $  (2,826,358)   $  4,718,682

Net loss for the year ended
 March 31, 1998                             -       (571,143)       (571,143)

Preferred stock conversions
 (Note 6)                             929,373              -               -

Stock repurchases (Note 5)           (213,718)             -        (214,141)

Acquisition of business (Note 2)       (8,977)             -               -
                                -------------  --------------   ------------

Balances at March 30, 1998          7,281,889     (3,397,501)      3,933,398

Net loss for the year ended
 March 31, 1999                             -     (1,075,848)     (1,075,848)

Acquisition of business (Note 2)       74,250              -          75,000

Acquisition of business (Note 2)       (4,253)             -               1

Stock repurchase adjustment
 (Note 5)                             116,835              -         117,052
                                -------------  --------------   ------------
Balance at March 31, 1999       $   7,468,721  $  (4,473,349)   $  3,049,603
                                =============  ==============   ============

                         Consolidated Statements of Cash Flows


                                                         Years Ended
                                                           March 31,
                                               ------------------------------
                                                1999	                   1998
                                               -------------     -------------
Cash flows from operating activities
	Net loss                                     	$ (1,075,848)      	$	(571,143)
                                              ----------------    -------------
	Adjustments to reconcile net loss to net
cash used in operating activities -
		Adjustment to repurchase of common stock        		117,052            		-
		Gain on sale of cable operations             		(1,020,388)       		(904,560)
		Depreciation and amortization                   		850,720           631,720
		Deferred income taxes                          		(554,227)       		(279,283)
		Change in certain assets and liabilities -
			Accounts receivable                     	        	10,648         		(11,771)
			Prepaid expenses and other current assets       		15,284         		(21,080)
			Other assets                                    		34,006         		(19,677)
			Accounts payable                               		170,834           	(7,111)
			Accrued expenses                                		62,611         		(92,026)
			Income taxes payable                           		(21,850)        		(39,559)
			Subscriber deposits                               		(251)           		(510)
                                                  ------------      -----------
                                                   (335,561)         (743,857)
                                                  ------------      -----------
				Net cash flows used in operating activities   (1,411,409)       (1,315,000)
                                                  ------------      -----------

Cash flows from investing activities
	Cash paid for business acquisitions net of cash
acquired                                          		(47,426)            		-
	Payments on notes receivable                     		736,513          1,051,292
	Proceeds from Wireless Cable license sale        		362,396               -
	Net investing activity                            		60,459        		1,502,172
	Property and equipment purchases                		(102,365)         	(386,279)
	Purchase of broadcasting licenses                 		(7,260)            		-
                                                  ----------         ----------
				Net cash flows provided by investing
activities                                      		1,002,317        		2,167,185
                                                  ----------         ----------

Cash flows from financing activities
	Repurchase of common stock                          		-            		(214,141)
	Proceeds from stockholder advances               		151,379          		167,993
	Payments on stockholder advances                 		(69,132)        		(277,389)
	Payments on long-term debt and capital leases    		(63,360)        		(167,271)
                                                  ----------         ----------
				Net cash flows provided by (used in)
financing activities                               		18,887          	(490,808)
                                                  ----------         ----------

Net (decrease) increase in cash and cash
equivalents                                      		(390,205)         		361,377

Cash and cash equivalents - beginning of year     		852,362            490,985
                                                  ----------         ----------
Cash and cash equivalents - end of year          	$	462,157         	$	852,362
                                                  ==========         ==========

Continued on the following page.

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

Leasing of Wireless Cable Licenses

The Company records revenue on the leasing of wireless cable licenses monthly as access to use of the broadcast licenses is provided and no significant continuing obligations under such license agreements exist.

Cable Television Services

Cable television service revenue is recorded on a monthly basis as services are provided and no significant continuing obligations to the subscriber exist.

Auto Salvage Yard

Revenue from auto salvage sales is recorded at the time of delivery to the customer as no significant continuing obligations or right of return obligation exists.

Internet Access Services

Internet access service revenue is recorded on a monthly basis as services are provided and no significant continuing obligations to the subscriber exist.

Paging Equipment Sales

Paging equipment sales revenue is recorded at the time of delivery to the customer as no significant continuing obligations or right of return obligation exists.

Sale of Cable Operations

Profits with respect to sale of the Company's Denver Cable operations are being recorded on the installment sale method while profit with respect to the Detroit and Washington D.C. sales are being recorded using the cost recovery method (Note 8).



Note 1 - Summary of Significant Accounting Policies (continued)

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

Research and Development Expenses

The Company expenses research and development costs as incurred.

The Company incurred approximately $ 423,000 and $ 300,000 in research and development related expenses associated with its gas-to-liquids conversion process for the years ended March 31, 1999 and 1998, respectively.

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


Note 3 - Business Acquisitions

During fiscal 1998, the Company acquired all of the issued and outstanding stock of MDA of Georgia, Inc (MDA Georgia) which is a newly created wholly owned subsidiary of Multichannel Distribution of America, Inc. (MDA) which is majority owned by a stockholder of the Company, Omar Duwaik. The Company issued 17,953,321 shares of restricted common stock valued at $2,000,000 to consummate the transaction. As a result of issuing the shares to MDA, Omar Duwaik beneficially owns approximately 85% of the outstanding common voting stock of the Company subsequent to the acquisition. Due to the common control relationship which existed prior to the transaction, the acquisition of MDA Georgia resulted in the assets and liabilities being recorded at historical cost in which the net book values approximated zero. MDA Georgia's only asset consisted of certain broadcast transmission license rights. Subsequent to its acquisition, the Company sold these license rights to an unrelated party for $2,000,000 in cash. The resulting gain has been included in the accompanying statement of operations for the year ended March 31, 1998.

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

The Company acquired the following assets and liabilities in connection with its 1999 business acquisitions:


	Inventories                                 	$	58,233
	Fixed assets                                		212,960
	TV licenses                                       		1
	Other assets                                 		58,247
	Liabilities assumed                        		(207,014)
                                             -----------

                                            	$	122,427
                                             ==========

The following consideration was issued to fund the 1999 acquisitions.

	Cash paid, net of cash acquired             	$	47,426
	Issuance of common stock                     		75,001
                                             -----------

                                            	$ 122,427
                                             ===========

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

Note 4 - Property and Equipment

The following summarizes the property and equipment:

                                    Continuing                   Discontinued
                                    Operations                    Operations

	Land                              	$	1,297,926                   $      -
	Office building and improvements   		1,092,573                        		-
	Office furniture and equipment     		1,002,482                       		7,436
	Mining equipment                        		-                        		425,963
	Gas to liquids testing equipment      		58,595                        		-
	Transmission equipment               		735,346                        		-
	Transportation equipment             		141,850                        		-
                                   --------------                   -----------
	                                    	4,328,772                     		433,399
	Less accumulated depreciation     		(1,344,963)                   		(164,378)
                                   --------------                   -----------

	Total                             	$	2,983,809                    	$	269,021
                                   ==============                   ===========

Note 5 - Accrued Liabilities

Accrued liabilities consist of the following:


	Payroll taxes payable                         	$	43,475
	Bonus payable                                 		100,000
	Note receivable prepayments                    		86,959
	Interest payable                               		82,837
	Commission payable                            		369,143
	Other                                          		10,447
                                                ---------

                                              	$ 692,861
                                               ==========

Note 6 - Long-Term Debt and Stockholder Advances

Long-Term Debt

Mortgage payable in connection with the purchase of an office building and related land, maturing July 2000. Interest at 10%, with monthly principal and interest payments of $6,526. Collateralized by land and building with a net book value of $896,208.

                                                            	$	481,783

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

                                                          		208,422
                                                           ---------
                                                        		2,203,549
Less current maturities                                  		(405,428)
                                                           ---------

Long-term debt                                         	$	1,798,121
                                                        ===========

The aggregate annual maturities of long-term debt at March 31, 1999 are as follows:

      	Year Ending March 31,
      -----------------------


              	2000                        	$	429,840
              	2001                         		671,087
	              2002                         		165,462
	              2003                         		180,566
	              2004                         		151,253
	        Thereafter                         		631,511
                                          --------------
                                          		2,229,719
	Less amount representing capital
lease interest                              		(26,170)
                                          --------------
	Present value of long-term debt and
capital lease                             		2,203,549
	Less current portion                      		(405,428)
                                          --------------

                                         	$	1,798,121
                                          ==============

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

Future minimum lease receipts are as follows:


	        1999	                           $	62,332
        	2000                            		27,906
        	2001                             		6,996
                                       -------------

                                        	$	97,234
                                       =============

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

Deferred taxes are recorded based upon differences between the financial statements and tax basis of assets and liabilities and available tax credit carryforwards. Cumulative temporary differences and carryforwards which give rise to the deferred tax assets and liabilities for 1999 were as follows:

	Net operating loss                           	$	1,810,647
	Recognition of gain on sale of stations         		(72,732)
	Alternative minimum tax credit                  		113,532
	Shareholder interest and bonus                   		34,000
	Depreciation                                    		103,528
	Other                                             		8,306
	Valuation allowance                                		-
                                              ----------------

                                              	$	1,997,281
                                              ================

The net current and long-term deferred tax assets and liabilities in the accompanying balance sheet includes the following deferred tax assets and liabilities.

                                                   March 31,
                                                     1999
                                                 ------------

	Current deferred tax asset                      	$	121,838
                                                  ----------

		Net current deferred tax asset                 	$ 121,838
                                                  ==========

	Long-term deferred tax asset                  	$	1,948,175
	Long-term deferred tax liability                 		(72,732)
                                                -------------

		Net long-term deferred tax asset             	$ 1,875,443
                                                ============

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

                                                      Years Ended
                                                       March 31,
                                             ------------------------------
                                               1999                1998
                                             --------------   ---------------


	Computed income taxes at statutory rate     	$	(554,227)      	$	(281,810)
	State income taxes, net of Federal income
tax benefit                                       		-            		(27,352)
	Section 453A interest                            		-             		22,290
	Non deductible items and net operating loss      		-             		29,162
                                             ----------------  --------------

                                             	$	(554,227)      	$	(257,710)
                                             ==============    ==============


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

Long-Term Receivables



Note receivable from Peoples Choice TV of Detroit, Inc. in connection with the sale of the Detroit WCTV System maturing through 2001.
Interest ranging from 8% to 9%; payable semi-annually, secured by the assets of the systems.


                                                 	$	2,343,500

Notes receivable - other                              		1,300
                                                ---------------
                                                  		2,344,800

Less current portion                                 		(1,300)
                                                ---------------
                                                 	$	2,343,500
                                                ===============

The aggregate maturities of notes receivable at March 31, 1999 are as follows:

    	Year Ending March 31,

            	2000                         	$	1,300
            	2001                      		2,343,500
                                       ------------
                                      	$ 2,344,800
                                       ============

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

Note 13 - Business Segments (continued)

                                                    WCTV Station
                         Salvage     WCTV License   Construction  Natural Gas Fuel
March 31, 1999            Yard          Leases       Contracts       Conversion
                      ------------  -------------  -------------  ----------------

Lease income         	$	    30,009 	$    	198,550 	$           -  $              -
Interest income                		-            		-            		-                	-
Other income                   		-              -              -                 -
                      ------------  -------------  -------------  ----------------
	Total revenue            		30,009        198,550              -                 -

Operating loss       	$    (79,711)	$    	(53,477) $     (50,208) $       (130,705)

Identifiable assets  	$   	332,013  $  	3,363,021  $     	16,033  $        	71,175

Depreciation          $	     5,040  $      	3,883  $      32,271  $         	8,186

Capital expenditures  $       	  -  $      	8,248  $      	    -  $        	58,594

   		March 31, 1998

Lease income          $        	 -  $     204,342  $          	-  $              -
Interest income                  -              -              -                 -
Other income                   		-              -              -                 -
                      ------------  -------------  -------------  ----------------
	Total revenue                 		-      		204,342              -                 -

Operating loss        $       	  -  $     (67,529) $     (12,515) $       	(311,915)

Identifiable assets   $       	  -  $  	3,120,710  $     	52,377  $         	20,777

Depreciation         	$	         -  $      	2,058  $      12,465  $          11,867

Capital expenditures  $       	  -  $     137,724  $          	-  $              	-


                      (Discontinued-
                         Note 14)     Internet Access
                        Mining and        Service           Pager      Corporate
   March 31, 1999      Exploration       Provider          Rental      and Other     Consolidated
                      -------------  ----------------  ------------  ------------  ---------------
Lease income           $          -   $       281,077   $   109,408   $   138,570    $     757,614
Interest income                   -                 -             -       275,405          275,405
Other income                      -                 -             -         1,554            1,554
                      -------------  ----------------  ------------  ------------  ---------------
  Total revenue                   -           281,077       109,408       415,529        1,034,573

Operating loss         $    (72,426)  $      (575,200)  $  (104,986)  $(1,811,324)   $  (2,878,037)

Identifiable assets    $    312,372   $       392,912   $    42,751   $ 3,706,614    $   8,236,891

Depreciation           $     38,285   $       148,386   $    11,900   $   602,769    $     850,720

Capital expenditures   $          -   $         3,875   $     1,903   $    29,745    $     102,365

    March 31, 1998

Lease income           $          -   $       255,350   $    87,951   $   146,214    $     693,857
Interest income                   -                 -             -       493,521          493,521
Other Income                      -                 -             -        14,451           14,451
                      -------------  ----------------  ------------  ------------   --------------
  Total revenue                   -           255,350        87,951       654,186        1,201,829

Operating loss         $ (1,234,816)  $      (508,084)  $  (155,083)  $(2,796,320)   $  (5,086,262)

Identifiable assets    $    378,729   $       515,784   $    63,848   $ 6,860,242    $  11,012,467

Depreciation           $     84,203   $        85,112   $    12,467   $   423,548    $     631,720

Capital expenditures   $     33,253   $       459,955   $       650   $   115,747    $     747,329

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

Effective May 18, 1999, the Company sold 100% of the common stock of Planet Internet Corp. to an unrelated third party corporation for 303,328 restricted shares of the acquiring privately held Company's common stock valued at $1,516,638. Certain liabilities were retained by TVCN in connection with the sale.

                              	June 17, 1997




Mr. Dennis Horner
TV Communications Network, Inc. and Subsidiaries
10020 E. Girard Avenue, #300
Denver, Colorado 80231

Dear Dennis:

Please find enclosed two bound copies of the financial statements for TV Communications Network, Inc. and Subsidiaries for the year ended March 31, 1997.

If you have any questions, please feel free to call.

                                     	Very truly yours,



                                     	Robert B. Hottman
                                     	Ehrhardt Keefe Steiner & Hottman PC

RBH/acb
Enclosures

                              	June 28, 1995




Mr. Dennis Horner
TV Communications Network, Inc. and Subsidiaries
10020 E. Girard Avenue, #300
Denver, Colorado 80231

Dear Dennis:

Please find enclosed the representative letter for TV Communications Network, Inc. and Subsidiaries for March 31, 1995. After you and Omar have signed the letter, please send it back to us.

If you have any questions, please feel free to call.  Thank you.

                                        	Sincerely,



                                        	Robert B. Hottman
                                        	Ehrhardt Keefe Steiner & Hottman PC

RBH/acb
Enclosures