Form 10QSB
period 1999-09-30
TV COMMUNICATIONS NETWORK INC
filed 1999-11-15
CIK 819802

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-QSB




      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the period ending September 30, 1999

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
shares of the Company's Common Stock ($.0005 par value) were outstanding as of September 30, 1999.

                 TV COMMUNICATIONS NETWORK, INC. AND
                              SUBSIDIARIES

                                INDEX




                                                                   PAGE


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Balance Sheet as of September 30, 1999
          (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . 4


          Consolidated Statement of Operations for the Three
          and Six ending September 30, 1999 (unaudited) . . . . . . . 6


          Statements of Cash Flow for the Six
          months ending September 30, 1999(unaudited) . . . . . . . . 8


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . . . . 9


PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . 13



SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

                      PART I.     FINANCIAL INFORMATION


                       ITEM 1.     Financial Statements

                 TV COMMUNICATIONS NETWORK, INC. AND
                              SUBSIDIARIES
                         Consolidated Balance Sheet
                             September 30, 1999



                                        Unaudited            Audited
                                    September 30,1999      Mar. 31,1999
                                    ________________       _____________
Current Assets:

     Cash                             $   266,496           $   462,157
     Investments                           27,935                27,200
     Accounts Receivable                    6,376                28,850
     Inventory                            165,261               165,261
     Current Portion of Notes               1,300                 1,300
     Current Portion of Def. Tax          121,838               121,838
     Other Current Assets                  18,076                80,787
                                     ______________        _____________
     Total Current Assets             $   607,281           $   887,393


Property and Equipment-Net            $ 2,448,999           $ 3,252,830
                                     ______________        _____________

Other Assets:
     Notes Receivable                 $ 2,343,878           $ 2,343,500
     License Agreements - Net           1,331,804             1,396,945
     Deferred income taxes              1,875,442             1,875,443
     Other assets                         550,088               109,632
     Reclamation bonds disc. operations    42,182                42,182
                                     ______________        _____________
     Sub-total Other Assets           $ 8,592,394           $ 5,767,702

Total Assets                          $ 9,199,676           $ 9,907,925
                                     ==============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY


                                        Unaudited             Audited
                                       Sept. 30,1999       Mar. 31, 1998
                                      _____________        _____________
Current Liabilities:
     Account Payables                  $   327,044          $   469,800
     Accounts Payable- discont. Operations       0               23,899
     Accrued Expenses                      273,295              692,861
     Current portion of Long-Term Debt     208,746              367,928
     Current maturities of Long Term Discon 37,500               37,500
     Current Deferred Gain                       0                    0
     Taxes Payable
     Subscribers Deposits                   24,316               24,379
                                        _____________       ____________

    Total Current Liabilities          $   870,901          $ 1,616,367

Long-term Liabilities:
     Long-term Debt                    $ 1,652,247          $ 1,798,121
     Long-term Deferred Gain             2,343,500            2,343,500
     Advances from Stockholder           1,173,309            1,100,334
                                        _____________       ____________

Total Long-Term Liabilities            $ 5,169,055          $ 5,241,955

Total Liabilities                      $ 6,039,956          $ 6,858,322

Stockholders' Equity
     Class A preferred stock, $1 par
      value; none issued or outstanding      -0-                  -0-
     Class B preferred stock, $1 par
      value; 28,813 shares issued and
      outstanding                           28,813               28,813
     Class C preferred stock, $1 par
      value; no shares outstanding           -0-                  -0-
     Class D preferred stock, $1 par
      value; shares outstanding              -0-                  -0-
     Common Stock, $.0005 par value;
      100,000,000 shares authorized;
      51,195,914 outstanding                25,201               25,418
      Additional Paid in Capital         7,468,938            7,468,721
      Accumulated (Deficit)             <4,363,233>          <4,473,349>
                                         ____________        ___________
      Total Stockholders' Equity       $ 3,159,720          $ 3,049,603
                                         ____________        ___________

Total Liabilities and
 Stockholder's Equity                  $ 9,199,676          $ 9,907,925
                                         ============        ===========


           TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
                  Consolidated Statement of Operations
     Three Months Ending September 30, 1999 and 1998 (Unaudited)



                                 Unaudited               Unaudited
                              3 Months Ending         3 Months Ending
                               Sept. 30, 1999          Sept. 30, 1998
                              ________________         ______________
Revenue-Operations            $   61,610               $  290,924
Revenue-Sold Cable
     Operations               $    -0-                 $  362,396
Interest Income               $    2,282               $
     Total Revenue            $   63,892               $  653,320
                                ============            ============

Operating Expenses: Profit
     Salaries and Wages       $  86,794                $  235,409
     Programming Fees             6,964                    11,604
     Cost of Goods Sold           -0-                      24,424
     Mine Development             -0-                      22,316
     General and
      Administrative            423,336                   514,115
     Depreciation and
      Amortization               76,956                   151,601
     Interest                 $   1,200                $   68,761
                               ___________             ___________

     Total Expenses           $ 595,250                $1,028,230
                               ___________             ___________

Operating Income(loss)        $ <531,359>               $<328,431>
Estimated Income Tax               -0-                    111,666
                               ___________             ___________

Income After Income Tax        <531,359>                 <216,765>
Gain On Sale of Assets          392,101                     -0-
                               ___________             ___________
Income (loss) before           <139,257>                 <216,765>
income tax

Gain from discontinued
 operation                    $ <17,120>               $    -0-
                               ___________             ___________

Net Loss                       <156,377>               $ <216,765>


Weighted Average Common
 Shares Outstanding 50,835,954

Loss Per Share                      <.01>                   <.01>
                               ===========             ============




         TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
          Condensed Consolidated Statement of Operations
         Six Months Ending September 30, 1999 (Unaudited)

                                     Unaudited               Unaudited
                                 6 Months Ending         6 Months Ending
                                 Sept. 30, 1999           Sept. 30, 1998
                                 ______________           ______________

Revenue - Operations               $   226,360               $   591,454
 Interest Income                        58,420                     -0-
Revenue - Sold Cable                     -0-                     717,686
     Operations
     Revenue - Sold Station              -0-                       -0-
     Total Revenue                 $   284,780               $ 1,309,140
                                  ==============          ==============

Operating Expenses: Profit

     Salaries and Wages            $  194,176                $   503,637
     Programming Fees                  16,635                     24,021
     Cost of Goods Sold                 -0-                       69,099
     Mine Development                   -0-                       48,420
     General and Administrative       755,734                    940,702
     Depreciation and Amortization    218,977                    305,564
     Interest                          60,879                    125,136
                                  ______________           _____________
     Total Expenses                 1,246,402                  2,016,579

Operating Income (Loss)           $  <961,621>              $  <707,439>
Estimated Income Taxes            $     -0-                 $   108,546
                                  ______________           _____________

Income After Income Tax           $  <961,621>              $  <598,893>
Gain on Sale of Assets            $   710,576               $     -0-
                                  ______________           _____________

Income Loss Before Income Taxes   $  <251,046>              $  <707,439>

Gain from discontinued operation       <7,978>              $     -0-
                                  ______________           _____________

Net Loss                          $  <259,024>              $  <598,893>


Weighted Average Common Shares
 Ourtstanding 50,835,954
Net Income Per Weighted
 Common Share$                    $     <.01>               $     <.01>
                                  ==============           =============

          TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
           Condensed Consolidated Statement of Cash Flows
      Six Months Ending September 30, 1999 and 1998 (Unaudited)

                                 Unaudited             Unaudited
                           6 Months Ending       6 Months Ending
                            Sept. 30, 1999        Sept. 30, 1998
                           ________________      _______________

Cash Flow From Operating
 Activities                $   <259,024>
Net Income (loss)                                  $  <598,893>
Adjustment to reconcile net
 income (loss) to net cash
 used in operating  activities:
     Depreciation and
      Amortization              248,491                153,963
Change in certain assets
 and liabilities:
     Common Stock                 -0-
     (Loss) on Sale of Planet
      Internet                 <466,286>
     Gain on Sale of Real
      Estate                   <244,290>
     Accounts Receivable         22,474                <18,911>
     Taxes Payable                -0-                  <21,850>
     Inventory                    -0-                  <38,101>
     Prepaid Expenses             -0-
     Accounts Payable          <166,655>              <119,825>
     Accrued Expenses          <419,566>                34,490
     Subscriber Deposits            <61>                   140
     Deferred Gain                -0-                 <657,992>
     Deferred Taxes               -0-                  191,036
     Other Assets                <3,000>
                           ______________          _____________

Cash flows used in
 operating Activities     $  <1,287,917>           $<1,075,673>
                           ______________          _____________

Cash Flows From Investing Activities:
     Net Investing
      Activity            $     302,463             $
     Proceeds From Sale
      of Real Estate            578,584
     Property & Equipment
      Purchases                 506,457
     Investments                                         <3,121>
     Property & Equipment                               <35,432>
     Notes Receivable              <378>                736,513
     Other                      <62,711>                <38,600>
                           ______________          _____________

Cash Flows provided by investing
 activities:              $   1,324,415             $   659,280
                           ______________          _____________

Cash Flows From Financing Activities:
     Payments of Stockholder
      Advances            $      72,975             $
     Long-term Debt            <305,057>                <11,381>
     License Agreements             <77>                 79,136
                           ______________          _____________

     Cash flows used in financing
      Activities          $    <232,159>            $   118,965
                           ______________          _____________
     Net Increase (decrease)
      in Cash                  <195,661>               <153,074>
      Cash - Beginning
       of Year            $     462,157             $   852,367
                           ______________          _____________
     Cash - End of Period $     266,496             $   699,283
                           ==============          =============


        TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES


                   Notes to Financial Statements
              September 30, 1999 and 1998 (Unaudited)

Summary of Significant Accounting Policies

     The summary of the Company's significant accounting policies are incorporated by reference from TV Communications
Network, Inc., Annual Report on Form 10-KSB/A for Fiscal Year ending March 31, 1999.

     The accompanying unaudited consolidated financial statements include the accounts of TV Communications Network, Inc., and its wholly-owned subsidiaries. All material and inter-company accounts and transactions have been eliminated in consolidation.

Interim Unaudited Financial Statements

     Information with respect to September 30, 1999, and September 30, 1998, and the periods then ended have not been audited by the Company's independent auditors, but, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of the Company. The results of operations for the three and six months ending September 30, 1999, and September 30, 1998, are not necessarily indicative of the results of the entire fiscal year.

     The preparation of the interim report is based on the same accounting standards, and the statements are in conformity with Generally Accepted Accounting Principles (GAAP). Management believes there are no material misstatements.

Earnings Per Share

     Net income per common share is based on the weighted average number of 50,835,954, and 41,188,454 common shares outstanding for 1999 and 1998 respectively.

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

  Reema International Corp.

     Reema International Corp. (Reema) is a wholly-owned subsidiary of TVCN. It was incorporated to explore for and develop business opportunities in the oil and gas industry. Specifically, Reema is in the business of developing projects designed to convert natural gas into transportation fuels, or Gas To Liquid ("GTL"). For more information, see the Company's 1999 Annual Report, as amended, on Form 10-KSB/A for the period ended March 31, 1999.

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

     The Company owns its executive offices in Denver, Colorado. The Company also owns a warehouse in Detroit, which was leased to PCTV at the rate of $4,000 per month until March 1999, and vacant lands in Arapahoe and Jefferson Counties in Colorado, which are being held for future development. Physical assets of the Company, except for the mortgage on corporate headquarters, are not held subject to any major encumbrance. The Company has recently sold one of its two residential lots, and has signed an agreement to sell its office building in Denver, and its warehouse in Detroit.

  Total Revenues

     The total revenues for the three and six months periods ending September 30, 1999 were $63,892 and $284,780 respectively, as compared to $653,832 and $1,309,140 for the same periods ending September 30, 1998. The decrease was due to the sale of Planet Internet.

  Operating Expenses

     Total operating expenses for the three and six months periods ending September 30, 1999, are $595,250 and $1,246,402, respectively as compared to $1,028,230 and 2,016,579 during the same periods ending September 30, 1998. The three-month change in expenses of $432,980 is summarized as follows:

     Decrease in Salaries and Wages                 $  <148,615>

     Decrease in Programming Fees                        <4,640>
     Decrease in Cost of Goods Sold                     <24,424>
     Decrease in Mine Development                       <22,316>
     Decrease in General & Administrative Expense       <90,779>
     Decrease in Depreciation and Amortization          <74,645>
     Decrease in Interest Expense                       <67,561>

     NET DECREASE IN TOTAL EXPENSES                  $ <432,980>

     All decreases were the result of reduction and streamlining of operations, and the sale of Planet Internet.

  Net Gain

     The net gain <loss> after income tax estimate for the three and six month periods ending September 30, 1999 were $<531,359> and $<961,621>, compared to a loss of $<328,431> and $<589,893>
during the six months ended September 30, 1998. The loss increase was due to the sale of Planet Internet. Again, operating costs were lower due to such sale.

  Income Taxes

     Estimated income taxes are calculated at 35% for federal obligations.

  Liquidity and Capital Resources

     The Company initially financed its growth through private loans and private sale of stock. The Company will finance its future growth primarily from the sale of assets.

     To date, the Company has not engaged in any debt financing,
with the exception of the BTA's funded through the FCC.   The debt
that resulted from the purchase of the internet equipment has been transferred to and assumed by the buyer of Planet Internet. The Company has relied on private individuals or group investments. The Company's cash flow for the six months ended September 30, 1999, and September 30, 1998, are summarized as follows:
                             Sept 30, 1999         Sept 30, 1998
                                Unaudited             Unaudited

     Cash Flow From Operating
       Activities              $ <1,287,917>       $ <1,075,943>
     Cash Flow From Investing
       Activities              $  1,324,415        $    659,280
     Cash Flow From Financing
       Activities              $ <232,159>         $    118,965
     Cash - Beginning of
      Period                   $  462,157          $    852,367

     Cash - End of Period      $  266,496          $    699,283

     The sales of the Denver, Colorado, Washington, D.C., and Detroit, Michigan systems for approximately $17.5 million with a resulting gain of $15.5 million, the sale of the Rome, Georgia station, and the sale of other assets are expected to adequately continue covering the Company's current liabilities along with allowing the Company to develop other wireless cable TV markets in the United States and explore other business opportunities domestically and internationally.

     Currently, the Company has $1,652,247 in long term debt which is primarily for the purchase of the TVCN corporate headquarters building in Denver, Colorado, for the Basic Trade Area rights purchased during the FCC BTA Auction, and for Equipment Purchases. The Company has signed agreements to sell its office building in Denver, Colorado, and to sell its warehouse facility in Detroit, Michigan. For more information, see the Company's Annual Report on Form 10-KSB/A for the period ended March 31, 1999.

     The Company's current assets and liabilities are $607,281 and $870,901, respectively. The Company's cash position is such that management anticipates no difficulty in its ability to meet its current obligations. The company currently has $90,780 investments in government securities.

  Accounts Receivable and Payable

     The decrease in notes receivable as of September 30, 1998, is due to the receipt of note payments.

  Advance from Stockholders

     The President of the Company continued to advance loans to the Company, as of September 30, 1999, these loans totaled
$1,071,600.

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

 PART II.     OTHER INFORMATION
     ITEM 1.      Legal Proceedings

     Except as noted under the heading Frederick Case
Settlement, and Mining and Energy International, as detailed in the Company's Annual Report on Form 10-KSB/A for the period ended March 31, 1999, the Company knows of no material litigation pending, threatened or contemplated, or unsatisfied judgment against it, or any proceedings in which the company is a party. The Company knows of no material legal actions pending or threatened or judgments entered against any officers or directors of the Company in their capacity as such in connection with any matter involving the Company or the business.

   ITEM 2.     Changes in Securities

     There were no changes in Securities during the second quarter ending September 30, 1999.

   ITEM 3.     Default Upon Senior Securities

     None.

   ITEM 4.     Submission of Matters to a Vote of Security
                Holders

     No matters were submitted to a vote of Shareholders during the quarter ended September 30, 1999.

   ITEM 5.     None.

                                SIGNATURES

         Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 TV COMMUNICATIONS NETWORK, INC.




Date:  November 15, 1999
                                       /ss/OMAR A. DUWAIK
                                       Omar A. Duwaik
                                       PRESIDENT/CEO





                            SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 TV COMMUNICATIONS NETWORK, INC.



Date:  November 15, 1999
                                       /ss/KENNETH D. ROZNOY
                                       Kenneth D. Roznoy
                                       Vice President