Form 10-K/A
period 1999-03-31
TV COMMUNICATIONS NETWORK INC
filed 2000-01-07
CIK 819802

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-KSB\A2



[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 [Fee
Required] For the fiscal year ended March 31, 1999

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

Commission file number 0-18612

I.R.S. Employer Identification Number 84-1062555

                TV COMMUNICATIONS NETWORK, INC. ("TVCN")
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 50,835,954 shares of TVCN's Common Stock ($.0005 par value) were outstanding as of March 31, 1999.

                    TV COMMUNICATIONS NETWORK, INC.
                           AND SUBSIDIARIES

Forward Looking Statements

Certain oral and written statements of management of TVCN included in the Form 10 KSB and elsewhere contain forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor created thereby. These statements include the plans and objectives of management for future operations, Gas-To-Liquid ("GTL") Technology based on TVCN's GTL process, anticipated capital and operating costs of GTL plants, signing a definitive agreement, obtaining required financing for such plants, the continued development of TVCN's GTL process and the projected economic use of GTL plants. In addition, these statements include but are not limited to such words as "intent", "believe", "estimate", "choice", "projection", "potential", "expect", "should", "might", "could" and other similar expressions. The forward looking statements included herein and elsewhere are based on current expectations that involve judgments which are difficult or impossible to predict accurately and many of which are beyond the control of TVCN. Actual results may differ substantially from these statements. In particular the assumptions assume the collectability of the note receivable from the sale of cable operations, the ability to sign a definitive agreement, obtain required financing, construct and successfully operate commercial GTL plants, and produce a salable product from the proposed GTL plant, and the ability to successfully develop the BTAs and markets, satisfactory resolution of legal maters, and economic, competitive and market conditions for TVCN's business. Although TVCN believes that the assumptions are accurate, there can be no assurance that the forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in the forward looking statements, the inclusion of such information should not be regarded as a representation by TVCN or any other person that the objectives and plans of TVCN can or will ever be achieved.


                            PART I

ITEM 1.              DESCRIPTION OF BUSINESS

Business Development

TV Communications Network, Inc. ("TVCN") was organized as a Colorado corporation on July 7, 1987. Its executive offices are at 10020 E. Girard Avenue, Suite 300, Denver, Colorado 80231, its telephone number is
(303)751 2900 and its fax number is (303) 751-1081. TVCN was formed to seek business opportunities that, in the opinion of management, will provide profit to TVCN in any industry in general and the Wireless Cable TV ("WCTV") industry in particular. During its early years, TVCN focused its attention on WCTV operations. After early success, TVCN began to diversify. Since then, TVCN has been a diversified holding enterprise with operations in gas and oil refining; WCTV; Internet; mining; auto salvage and wireless communications. However TVCN recently sold its Internet operations, and is considering the sale of other operations in order to focus on its gas and oil business.

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

The capacity of a channel is defined in terms of frequency and time. When all the frequencies of a particular channel are utilized 24 hours a day seven-days a week, it is said that the channel capacity is full or fully utilized. When the frequencies (or any part of them) are not used 24 hours a day, seven-days a week, then it is said that the channel capacity is not full, and in that event the channel has an excess capacity. An educational institution normally leases its excess channel capacity (i.e., the use of the frequencies) to a commercial operator during the time(s) when such frequencies are not used or utilized for educational purposes by the educational Institution.

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

Wireless Cable Stations

Salina, Kansas. TVCN is currently operating a wireless cable TV ("WCTV") system in Salina. The system broadcasts on 19 channels to a base of 447 subscribers and has two employees. Zenith scrambling equipment was introduced into the Salina head-end equipment in November and December, 1996, each subscriber's household received a new descrambler (set-top converter), and TVCN added ESPN, Showtime and Flix to its programming package. The number of subscribers remain limited because of the limited number of TV channels. With only 19 TV channels, TVCN has been unable to compete effectively against conventional cable TV operators. Through the agreement with Heartland Communications, which agreement is awaiting FCC approval, TVCN hopes to increase the number of TV channels to as much as 33.

Mobile, Alabama. TVCN's 4-TV channel station (E1, E2, E3, E4) in Mobile, Alabama was leased to Mobile Wireless TV, Inc. ("Mobile Wireless") pursuant to a lease agreement dated May 9, 1994. The lease was for an initial period of five years at the greater of $2,000.00 per month, 0.50 per month per subscriber or 2.0% of the gross monthly revenues of the station. Mobile Wireless was hoping to lease many additional TV channels from other licensees in order to offer a reasonable alternative to conventional cable TV in Mobile. However, Mobile Wireless was able to lease only seven more channels in addition to TVCN's four channels. With only 11 TV channels, Mobile was unable to mount a viable commercial wireless cable TV system that could compete adequately against cable TV systems. The revenues of the station remained limited, and the maximum monthly transmission fees received by TVCN was $2,000.00 during the last five years. The lease expired in May, 1999. Mobile Wireless expressed its interest to renew the lease for five more years under the same terms and conditions. TVCN declined to enter into a long term lease because of its desire to sell its rights and interest in the station. However, TVCN agreed to lease the station on a month-to-month basis at the rate of $1,200.00 per month. TVCN is considering the sale of its assets in this Mobile market.

San Luis Obispo, California. TVCN owns a 4-TV channel station (E1, E2, E3, E4) in San Luis Obispo, California which was leased to Wireless Telecommunications, Inc. ("WTCI") in 1995. In January, 1996, WTCI defaulted on its payments to TVCN. TVCN repossessed the station in June 1996 and has been operating it since that time. As part of the settlement with WTCI, TVCN agreed to purchase the Basic Trading Area ("BTA") of SLO from WTCI. In exchange, WTCI conveyed and transferred all of its assets and interest in SLO BTA to TVCN.
See "The FCC Spectrum Auction". The purchase price for the BTA was $452,168. Of this amount $90,000 was paid in cash, and $362,168 was paid in the form of TVCN's assumption of an obligation in that amount payable to the FCC over 10 years, with interest only payments for the first two years and principal and interest payments for the final eight years. The FCC approved the transfer of the BTA on May 23, 1997. Since TVCN needs more TV channels to be competitive, TVCN acquired from non-affiliated entities, the three H-Group channels licenses (H1, H2, and H3) for $20,000.00. The FCC approved the acquisition. Currently, TVCN is broadcasting on seven channels (3 H-Group channels and 4 E-Group channels) to 59 subscribers. As the new owner of the BTA, TVCN applied for the 4 F-Group channels (F1, F2, F3, and F4) and for the two channels MDS1 and MDS2. The FCC approved TVCN's applications for the last six channels. TVCN has not yet constructed the transmission facilities for said six additional channels. TVCN has until August, 2001 to complete such construction. The construction of those six channels would expand the station capacity to 13 channels, which is still not commercially viable to compete against conventional cable TV systems. TVCN is negotiating with other licensees in SLO for the purpose of leasing additional channels. In the meantime, TVCN is considering selling all of its assets in this SLO market.

Other stations. TVCN owns 4-TV channel stations in each of Hays, Kansas; Woodward, Oklahoma; and Quincy, Illinois. In cooperation with its affiliate, Multichannel Distribution of America, Inc. (MDA) TVCN has constructed four-channel station in Myrtle Beach, South Carolina; Rome, Georgia; and Scottsbluff, Nebraska. MDA is owned and controlled by TVCN's president. The Quincy station is involved in a three-way transaction. TVCN acquired the station from its affiliate MDA and entered into an agreement with Heartland Communications to transfer and assign its rights and interest in the Quincy station to Heartland in exchange for transferring certain of Heartland's rights and interest in its BTA in Salina, Kansas to TVCN. The agreement with Heartland is awaiting a final approval from the FCC (see the discussion under "Quincy, Illinois and Salina, Kansas"). The Woodward station is being leased to Heartland for $500.00 per month for a period of two years expiring April 2001. TVCN's stations in Myrtle Beach and Scottsbluff have not been placed in commercial operations, nor are they the subject of any lease because no reasonable lease has been offered. Because of the limited number of channels
 (4-channel each) of these stations, TVCN has no immediate plans to place such two stations in commercial operations. TVCN is considering the sale of these and other stations.

In addition, in an effort to expand its concentration of WCTV stations in the West Virginia and Pennsylvania areas, TVCN has applied for five vacant channels in the Scranton/Wilkes-Barre/Hazelton BTA. In order to increase the channel capacity of the stations, TVCN purchased the F Group lease and station equipment from American Telecasting, Inc. for $200,000. The lease entitles TVCN to utilize the F-Group frequencies 24-hours a day, seven-days a week during the term(s) of the lease. The lease is for $750.00 per month for five year, renewable every five years thereafter at TVCN's option. For more information on the relative significance of a 4-channel stations or lease, see the sections entitled "Mobile, Alabama" and "San Luis Obispo, California"

The FCC Spectrum Auction

Until November, 1995, the FCC used to grant licenses in the Wireless Cable TV ("WCTV") frequency spectrum to qualified applicants on a first-come first-served basis. From November 13, 1995 to March 28, 1996 the FCC conducted an auction of the frequency spectrum used by WCTV stations. In this Auction, the FCC divided the country into Basic Trade Areas ("BTAs"), according to certain geographic WCTV markets. The successful bidder on each BTA acquired the right to obtain the licenses for all parts of the commercial
 WCTV spectrum in the BTA, which were not already under license. Prior to the Auction, a licensee could be granted a license for up to four commercial TV channels only. Now, a BTA winner can receive a license for up to 13 commercial TV channels. In order to qualify to participate in the Auction, each bidder was required to pay an up-front payment to the FCC. TVCN's up-front payment was $300,000 with a small business bidding credit of $400,000.

TVCN was the successful bidder on the following 12 BTAs: Clarksburg-Elkins, Fairmount, Logan, Morgantown, Wheeling, West Virginia; Steubenville, Ohio/Weirton, West Virginia; Dickinson and Williston, North Dakota; Scranton/Wilkes Barre/Hazleton and Stroudsburg, Pennsylvania; Scottsbluff, Nebraska; and Watertown, New York. TVCN's net bid was $1,276,000 (taking into account the 15% small business credit TVCN received). This made TVCN the tenth largest participant in terms of the number of BTAs acquired, and the 22nd largest participant in terms of dollar volume. The total amount outstanding on this obligation is $1,020,445, which TVCN is financing over ten years as described in the notes to TVCN's financial statements. TVCN has not yet finalized its plans with respect to development of WCTV stations in these BTAs. The development is dependent on TVCN's ability to obtain substantial capital resources. There is no assurance that TVCN will obtain sufficient financing to develop such stations. In the meantime, TVCN will attempt to sell its rights and interest in the BTAs, of which there can be no assurance of success.

Purchase/Sale of Wireless Cable TV "WCTV" Stations

In 1991, TVCN, together with its affiliate Multichannel Distribution of America ("MDA"), Inc., made a successful bid in the U.S. Bankruptcy Court in New York to purchase the WCTV station in Washington, D.C., and the WCTV station in Detroit, Michigan. MDA is substantially owned and controlled by TVCN's president. The two acquired WCTV stations were owned by Microband Companies, Inc. which were under bankruptcy proceedings. The purchase price for the two stations was $6,264,000.00 of which the amount of $4,864,000 was paid in the form of issuing to Microband 4,864,000 shares of TVCN's Class D, preferred stock, and the remaining balance of $1,400,000 was paid in cash and a short term note. A few months later, MDA purchased from Microband Companies the foregoing 4,864,000 shares of preferred shares for a cash payment of $152,000.

The acquisition cost of the two WCTV stations in Detroit and Washington, D.C. was initially recorded on TVCN's books at the purchase price of $6,264,000. However, in TVCN's 10-KSB of March 31, 1994 the recorded purchase price of the two WCTV stations was adjusted to $1,552,000 instead of the original $6,264,000. Subsequently, the two stations were sold for a total of $13.5 million payable in cash and notes that carried an annual interest of 8.0% as follows:

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

In 1994, TVCN also sold the foregoing WCTV station in Detroit, Michigan to Eastern Cable Networks of Michigan, Inc. ("ECNM"), a subsidiary of Eastern Cable Network Corp. ("ECNC"). The consideration received by TVCN was $11,000,000 payable as follows: (1) a deposit of $250,000; (2) $2.25 million cash at closing; (3) $500,000 90 days after closing; (4) up to $2.0 million payable as a function of ECNM's ability to successfully expand its services;
(5) $500,000 nine months after closing; and (6) a $5.5 million promissory note secured by a lien upon the entire station.

On August 30, 1995, Eastern Cable Network Corp. ("ECNC") sold the Detroit station to a subsidiary of Peoples Choice TV ("PCTV"). In September 1995 TVCN filed a lawsuit in the District of Columbia Superior Court seeking damages and to set aside the transaction on the grounds that it violated the agreement pursuant to which TVCN sold the Detroit station to ECNM in 1994. On January 12, 1996 the parties settled the lawsuit effective December 31, 1995.
Pursuant to the settlement, TVCN released ECNC from all liability and consented to PCTV's assumption of the note secured by the Detroit station.
In return, ECNC and PCTV paid TVCN $614,120 in cash; PCTV assumed the Original Detroit Note; and one of PCTV's wholly-owned subsidiaries executed a second note (the Additional Detroit Note) in favor of TVCN in the amount of $2.15 million. As of March 31, 1999, all payments under the Washington station sale, and the original Detroit Note have been received, and the remaining balance in the amount of $2,448,957.50, as required under the Additional Detroit Note is due to TVCN by December 30, 2000. The Latter Note carries an annual interest of 9%, payable semiannually until the Note is fully paid. All interest payments under this Additional Detroit Note have been timely received.

Denver, Colorado - In December 1993 TVCN sold its Denver, Colorado Wireless Cable TV ("WCTV") station to American Telecasting, Inc. ("ATI"), of Colorado Springs, Colorado. The gross purchase price was determined pursuant to a contractual formula to be $6,073,500. After adjustments, the net purchase price was $5,868,434. As of March 31, 1999 all payments under the sale of the Denver station were received.

Quincy, Illinois and Salina, Kansas

TVCN is operating a Wireless Cable TV ("WCTV") station with a limited number of TV channels in Salina, Kansas, (see "Wireless Cables stations". During the FCC auction (see "The Fcc Spectrum Auction"), Heartland Communications Corp. was the successful bidder of the Salina Basic Trading Area ("BTA"). That limited TVCN's ability to lease additional TV licenses in Salina. That also gave Heartland the exclusive right to obtain the remaining licenses which had not been used by TVCN in the Salina market. These remaining licenses were also limited in number. Specifically, the Salina system of TVCN has been limited to 19 TV channels, hardly adequate to compete against conventional cable TV systems. Since Heartland is the FCC auction winner for the Salina BTA, Heartland has the exclusivity over the remaining 14 TV channels in Salina. Dividing the frequency spectrum in Salina, with 14 channels under Heartland's control, and 19 channels under TVCN's control, severely limits the ability of either Heartland or TVCN to independently develop the Salina market to its growth potential. As a result, TVCN and Heartland began to discuss the possibility of finding a solution.

At one point during the negotiations, Heartland offered to purchase the Salina 19-TV channel system from TVCN for $750,000. The book value of the Salina system as of March 31, 1999 was $ 548,829. TVCN rejected the offer and instead asked for a purchase price of $2.1 million, which was rejected by Heartland. Heartland then offered to partition the Salina market whereby Heartland would operate exclusively in certain area of the market, and TVCN would operate exclusively in the remaining area. After rounds of negotiations, Heartland gave TVCN an acceptable offer, i.e., the two companies would partition the BTA off so that TVCN would receive 40.6% of the BTA that covers the central part, and Heartland would keep the 59.4%. According to the offer, the two companies would share payments to the FCC in those percentages. As a condition, TVCN had to transfer a 4 channel TV licenses in another market to Heartland. To meet this condition, TVCN offered Heartland TVCN's E-Group license in Hays, Kansas. Heartland rejected TVCN's offer, but was willing to accept the transfer of the E-Group license in Quincy, Illinois. But, TVCN did not own the Quincy license/station. The 4-channel Quincy station and license were owned by MDA - Illinois which is a wholly-owned subsidiary of Multichannel Distribution of America ("MDA") Inc. MDA is substantially owned and controlled by TVCN's president.

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

Based on cost of comparable station's construction and licensing, and market values, the Quincy station and license were evaluated at $425,373 for which TVCN offered to issue, and Mr. Duwaik agreed to receive restricted shares of TVCN common stock. An evaluation of the common stock of TVCN had been conducted by an independent appraiser (Houlihan Valuation Advisors of Denver, Colorado). Based on such factors as similarly situated companies, book value, thinly traded stock, pink-sheet listing limitation, TVCN's liability, cash flow and liquidity, etc., the appraiser determined that the restricted shares of TVCN common stock in such a transaction would be worth $0.05 per share. Accordingly, TVCN issued 8,507,460 shares of its restricted common stock to MDA (at the rate of $0.05/sh) for the acquisition of MDA's Quincy station and license. The trading quoted price of TVCN stock at the time of the transaction had an asking and bidding price of $ 0.09/sh and $ 0.07/sh respectively. Had the quoted asking or bidding price of TVCN stock been used in the transaction, the number of shares of TVCN's stock issued to Mr. Duwaik would have been only 4,764,178 or 6,040,297 shares. Since Mr. Duwaik is already in control of both TVCN and MDA, no change in control is affected.

The Quincy transaction was submitted to and approved by a vote of the majority of shareholders of TVCN during the 1998 Annual Meeting of TVCN's shareholders. The majority of the votes counted, excluding those of Mr. Duwaik's, were also in favor of the transaction.

As a result, the partition agreement was submitted to the FCC in December 1998. It went on public notice on May 26, 1999. TVCN is awaiting final FCC approval, which is totally unpredictable, and can take between two months and two years.

Rome, GA

On June 18, 1997, TVCN concluded the sale of its 4-channel E-Group station in Rome, GA ("Rome Station") to Bell South for $2,000,000.00 in cash. Previously, TVCN had acquired the Rome Station from Multichannel Distribution of America ("MDA"), Inc., Inc. through the acquisition of all outstanding shares of its wholly owned subsidiary MDA of Georgia. MDA, Inc. is owned and controlled by TVCN's president. In exchange for the acquisition of the Rome Station, TVCN issued 17,953,321 restricted shares of TVCN's common stock to MDA. The number of shares issued in the transaction was derived by averaging the high bid price of TVCN's stock at the close on each of the previous four Fridays, which were $0.14, $0.13, $0.15 and $0.15, as reported by the National Quotation Bureau. The average of those high bids was $0.1425 per share. Since the shares issued by TVCN are restricted shares, and TVCN historically discounted restricted shares by 20%, the stock price used in the transaction was adjusted to $0.114 per share. The $2.0 million was then divided by $0.114. The resulting number was the 17,953,321 restricted shares. The transaction was approved by the shareholders of TVCN during their annual meeting in 1977.

Principal Services and Markets

TVCN owns MMDS licenses in Mobile, Alabama; San Luis Obispo, California; Salina, Kansas; Hays, Kansas; and Scranton/Wilkes-Barre, PA. TVCN's MMDS license in Mobile is leased to an independent WCTV operator. TVCN constructed stations in Myrtle Beach, South Carolina; Quincy, Illinois; Rome, Georgia; Woodward, Oklahoma; and Scottsbluff, Nebraska under authority from MDA. Currently, the only WCTV stations TVCN is operating are in the Salina, Kansas and San Luis Obispo, California areas. TVCN is leasing its Mobile, Alabama license as well as the Woodward, Oklahoma license (under authority from MDA). TVCN has had inquiries concerning the leasing of the channels in Scottsbluff, Nebraska; Hays, Kansas; and Myrtle Beach, South Carolina, but no serious lease offer was ever submitted to TVCN. The license in Rome, Georgia was sold to BellSouth. The Quincy, IL license was assigned to Nucentrix Broadband networks, Inc (formerly Heartland). Nucentrix in turn, entered into a "Partition Agreement" with TVCN to allow TVCN the same protections and channel rights for TVCN's Salina wireless system. The Agreement was filed with the FCC in late December 1998 and went on public notice on May 26, 1999. TVCN is awaiting final FCC approval.

TVCN offers its services to private homes, apartments and commercial properties including stores, bars, restaurants, office buildings, and hotels/motels.

Distribution Methods

In any given market, the number of channels a Wireless Cable TV ("WCTV") station is able to offer to its subscribers is limited by the number of WCTV channels available to the operator (including any channels leased from other licensees) and the terms of the leases under which leased channels are used. In addition, the nature of the subscribers receiving equipment and the availability of funds for the necessary capital investment affects the quality of the station's services.

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

Competition

TVCN competes for viewers with the television networks, independent television stations and other video suppliers such as cable television, satellite television program services, Direct Broadcast Satellite ("DBS") and video cassettes.

The most common source of competition to a Wireless Cable TV ("WCTV") station is traditional cable television. Most cable television systems are able to offer a greater number of channels to their audiences than most WCTV stations. In addition, most cable television systems supply some programming that is not available on WCTV stations, including a wide range of advertiser supported and subscription supported video programming services. New compression technology is presently being tested which could allow WCTV operators to offer many more channels by compressing more than one TV channel of programming onto each licensed channel. However, the same technology is being developed for cable usage and DBS usage, so the effect of the technology cannot be predicted with certainty at this time. In addition, there is no certainty that deployment of such technology for any of its present or future stations will be within TVCN's financial capacity.

Other sources of competition include low power television stations and DBS transmissions to homes. Wireless and traditional cable communication systems face substantial competition from alternative methods of distributing and receiving television signals, and from other sources of entertainment such as movie theaters and home video rentals.

Finally, in most areas of the country, including areas served by TVCN, off-air programming can be received by viewers who use their own antenna. The extent to which a WCTV operator competes with off-air programming depends upon the quality and quantity of the broadcast signals available by direct antenna reception compared to the quality and diversity of programming offered by WCTV operators.

Advances in communications technology and changes in the marketplace are constantly occurring. Thus, it is not possible to predict the effect that ongoing or future developments might have on the cable communications industry. The ability of TVCN's systems to compete with present, emerging and future distribution media will depend to a great extent on obtaining attractive programming. The continued availability of sufficient quality programming may in turn be affected by the developments in regulation or copyright law. In addition to management and experience factors, which are material to TVCN's competitive position, other competitive factors include authorized broadcast power allowance, number of leased channels, access to programming and the strength of local competition. TVCN competes with a great number of other firms in all phases of its operations, many of which have substantially greater resources than TVCN.

Agreements with Program Suppliers

A WCTV operator can offer its subscribers a broad range of television programming, including popular channels like ESPN, CNN, WTBS, DISCOVERY, LIFETIME, CNBC, WGN, NICKELODEON, A&E, USA, CMTV, MTV, and SHOWTIME. As well as offering the local ABC, NBC, CBS, FOX, Warner Brothers TV, United Paramount Network and FOX affiliates, PBS stations, independent stations and local UHF channels. TVCN has agreements with World Satellite Network to provide certain programming for its Salina and San Luis Obispo stations, and directly with the programming sources ESPN, The Family Channel and The Nashville Network.

Governmental Regulation/FCC Licensing

The licenses of TVCN are not subject to regulation by any state or local government. However, the WCTV portion of TVCN's activities are subject to FCC regulations. TVCN's ability to continue providing WCTV programming is dependent upon continued FCC qualification of TVCN as the licensee (or lessee) of the channels comprising such system. In any given market the microwave broadcast spectrum is divided into 33 channels. These channels are further divided into groups as follows:

Channel Group             No. of Channels              FCC Designation & Usage
    A Group                  4                            ITFS (educational)
    B Group                  4                            ITFS (educational)
    C Group                  4                            ITFS (educational)
    D Group                  4                            ITFS (educational)
    E Group                  4                            MMDS (commercial)
    F Group                  4                            MMDS (commercial)
    G Group                  4                            ITFS (educational)
    H1, H2, and/or H3        3                            MMDS (commercial)
    Channel 1                1                            MDS1 (commercial)
    Channel 2 (or 2A)        1                            MDS2 (commercial)
          Total             33

Of the 33 channels in this part of the spectrum a commercial Wireless Cable TV ("WCTV") operator can directly own the licenses for the eight MMDS channels (groups E and F), the OFS channels (H1, H2 and/or H3) and the MDS channels (1 and 2 or 2A). This allows a WCTV operator to directly own up to thirteen (13) channels. In addition, the FCC has authorized educational licensees of ITFS channels (groups A, B, C, D and G) to lease their excess capacity for commercial use, including subscription television service.

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

From time to time legislation may be introduced in Congress, which, if enacted, might affect TVCN's operations. Proceedings, investigations, hearings and studies are periodically conducted by congressional committees and by the FCC and other government agencies with respect to problems and practices of, and conditions in the subscription TV industry.

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

Two actions taken by the FCC as a result of The Act are particularly important to TVCN's ongoing business in the wireless cable industry. First, the FCC has proposed a rule that would preempt the local zoning regulation of MMDS antennas, thus allowing the placement of antennas in areas in which they had been prohibited. The rule would establish a rebuttal presumption that state or local regulations are unreasonable if they affect the installation, maintenance or use of MMDS antennas. The FCC has also streamlined its ITFS application process by delegating processing authority to the FCC staff. As many WCTV systems rely on leasing excess ITFS channel capacity, the new procedures should benefit the wireless cable industry by making more such licenses available.

On March 14, 1997 over 100 industry participants submitted a proposal to the FCC for a petition for rulemaking. The petition suggests some sweeping changes, such as: 1) allowing an operator to cellularize transmissions within its market; 2) allowing neighboring operators to police their own borders to prevent nwanted interference, with the FCC being called in only if such cooperation fails; 3) allowing an operator the right to turn a channel or parts of a channel around for two-way communications; 4) allowing an operator to put all required educational programming on any channel within a system instead of on a certain channel licensed to the educator; and 5) allow that if an operator sets up some twenty transmission points within its market, that the sum of the output power of all twenty transmitters does not exceed the authorized power of the original license.

In October 1998, the FCC approved most of the aforementioned changes, in effect giving operators "two-way" capability, and the ability to offer voice, data, internet, TV and any other broadband services. TVCN is considering the sale of its remaining TV properties to concentrate its energies on Reema's Gas to Liquid project. Sprint, MCI Worldcom and several other telecommunications companies have recently purchased other wireless cable operators. TVCN is also in discussions with these purchasers.

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

Reema International Corp.

In 1993, TVCN incorporated a wholly-owned subsidiary under the name Reema International Corporation ("Reema") for the purpose of evaluating and developing a gas-to-liquid ("GTL") process. The GTL process converts natural gas into finished products such as diesel, jet fuels and other specialty products. Additionally, Reema began to negotiate with various gas producing countries around the world the possibility of constructing and operating commercial GTL plants at gas fields.

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

As a wholly-owned subsidiary, Reema is under the control of TVCN's management. TVCN's president also is Reema's president. Glen Clark, who manages Reema's day to day activities, is Vice President for Reema. Mr. Clark is not involved in the decision-making process for TVCN or Reema. Prior to joining Reema in 1993 Mr. Clark had some 40 years broad-management experience in chemical plants in such industries as LNG, regasification, amonia, fertilizer, methanol, cogeneration, carbon dioxide, catalytical cracking, refinery and other related process industries. Mr. Clark has a BS degree in Chemical Engineering from Pennsylvania State, and a master of business administration ("MBA") degree from New York State University.

GTL Plant

A typical GTL conversion plant consists of three major units.  The first section is a gasification or gas reforming unit for converting natural gas into syngas (a mixture of hydrogen and carbon monoxide). The second step is the F-T process unit in which the syngas from the first step is converted into "soupy" waxy hydrocarbon products. The last unit is for hydrocracking/ hydroisomerization of the wax into the desired product mix such as diesel, jet fuel, naphtha, etc. The front end (gasification) and the back end (hydrocracking) units of a GTL plant are relatively standard commercial units that are commercially available today and have been in use for about 40 years. The F-T process itself is not new. It was used by the Germans since the 1920's to convert coal into syngas, which was then fed into the F-T process for conversion into transportation fuels. South Africa used the F-T process in the 1950's. However, because of the inefficiency of the early F-T processes, the old GTL technology was not commercially viable. In 1992, Sasol of South Africa began to experiment on a 2,500 bpd GTL plant. The initial focus was on the production of the high-value wax. It is believed that Sasol is now working on the production of transportation fuels, but no information is currently available on such work.

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

Memorandum of Understanding

After years of negotiations, Reema and the government of Trinidad and Tobago signed in December, 1997 a Memorandum of Understanding ("MOU") for the construction and operation of a GTL plant in Trinidad. The proposed GTL conversion plant will be employing Reema's propriety technological information. Reema's GTL plant in Trinidad will be using natural gas from Trinidad. On June 11, 1999, The National Gas Company of Trinidad and Tobago Limited (a government agency) and Reema International Corporation signed a "Term Sheet For Supply of Natural Gas Agreement". The Agreement sets forth the terms and conditions for a definitive agreement, and the obligations of both parties that must be satisfied before the signing of a definitive agreement. No assurance can be given that the definitive agreement will be executed. If and when the proposed plant is constructed successfully, of which there can be no assurance, the natural gas will be converted into approximately 10,000 barrels per day (bpd) of quality finished petroleum products such as sulfar-free diesel, jet fuel, naphtha and others.

The initial capitalization of Reema's proposed GTL plant in Trinidad is expected to be between $275 and $300 million, for a production capacity of 10,000 bpd over a period of at least 20 years. Reema is discussing various financing options with financial institutions and interested parties, of which there can be no assurance of success.

GTL Competition

While the GTL technology is at its infancy, the competition in this new emerging technology and industry is expected to be intense. TVCN does not expect the competition to adversely affect the implementation of the first GTL project in Trinidad. But, in its attempt to negotiate similar agreements with other gas producing countries around the world, TVCN will be competing against giant companies such as Exxon, Shell and others which have vastly greater resources and capabilities. Even with the success of constructing the first GTL plant in Trinidad, TVCN will be facing extremely tough competition for constructing additional GTL plants. There is no assurance that TVCN will be able to succeed in constructing any GTL plant.

Premium Quality of GTL Produced Products

It is frequently reported that the major cause of pollution in most major cities throughout the world is the presence of sulfur and other impurities in crude oil-derived products. Additionally, aromatics are the major cause of engine wear and tear. Governments are constantly limiting the contents of sulfur and other impurities in crude oil-based products in order to curb the rising levels of pollution. The recent announcement in California regarding the danger of diesel produced from crude oil underscores the significance of the GTL process. On August 27, 1998, UPI reported that "California has become the first state to declare that soot emitted in diesel exhaust is a cancer threat that requires new controls. "On August 28, 1998, the Rocky Mountain News reported eleven members of the California Air Resources Board ("ARB") "voted unanimously to declare 40 chemicals found in (crude oil-derived) diesel exhaust as toxic air pollutants."

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

Pager Business

In February 1997, TVCN purchased the assets of a pager business in Georgia for $100,000. The business sells pagers, cellular phones, airtime for pagers, and accessories from locations in Calhoun and Dalton, Georgia. This business currently has about 1,000 airtime customers, who are charged $12.95 or more per month. The stores have three employees. Since TVCN is attempting to focus on its gas project, TVCN is considering the sale of this pager business.

Auto Salvage and Parts Recycling Business

In November of 1998, TVCN entered into an agreement with JBA Wholesalers, Inc. ("JBA") to acquire all of the issued and outstanding stock of JBA Wholesalers, Inc. JBA owns an auto salvage and parts recycling business in Calhoun, Georgia. The appraised market value of JBA at the time of the transaction was $125,000.

Omar Duwaik, TVCN's president, had a 60 % private interest in JBA prior to the transaction. The Board of Directors of TVCN approved a resolution for TVCN to acquire the remaining 60% of the stock in JBA to go along with the 40% which TVCN already owned from an April 1998 transaction.

TVCN issued 1,500,000 shares of restricted Common Stock to Omar Duwaik based upon a share price of $.05 per share, which is the value per share estimated by Houlihan Valuation Advisors in a report dated March 25, 1998.

The business maintains an inventory of used autos and parts to be sold to the public in Calhoun, Georgia. The grounds and buildings are on a Lease Purchase Agreement payment plan of $1,500 per month. The last payment is due in March of 2006, at which time the property and buildings will be conveyed to JBA for $1.

The business has 3 employees. Because of TVCN's attempt to focus on its gas project, TVCN is considering the sale of JBA.

Mining Business

TVCN invested in two mines, but neither was ever brought into commercial operation. After considerable development losses, TVCN has decided not to make any further mining investment, and to discontinue the mining operations. TVCN has no current commercially viable mining operations, and that the mining activities are considered "discontinued operation." The following is a summary of these operations:

Mining and Energy International Corp./Liberty Hill Mine -

On September 2, 1997 TVCN's subsidiary, Mining and Energy International Corp. ("MEICO") entered into two agreements with "Big Trees' Trust" and "Naylor 1996 Charitable Remainder Trust under date of December 30, 1996," of Applegate, California (collectively, "Big Trees Trust") concerning the Liberty Hill Mine in Nevada County, California. Under the first agreement MEICO agreed to lease ten unpatented mining claims, consisting of about 200 acres of the Liberty Hill Mine, for thirty years. Under the second agreement, MEICO acquired an option to lease 109 other unpatented mining claims, consisting of approximately 1,750 acres of the Liberty Hill Mine, for a nominal option price. Big Trees Trust is controlled by Ray Naylor, who for many years was an officer of TVCN's Century 21 mining subsidiary.

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

Development of the Liberty Hill Project began in the winter of 1996. MEICO contracted with Ray Naylor to be the operator of the mine and to develop the project. Beginning in the summer of 1996, Ray Naylor assured MEICO that the mine was on the verge of production. However, for one reason or another, including inclement weather, inadequate water purification equipment, unanticipated clay content of the ore, etc., Mr. Naylor never actually brought the mine into operation. Therefore, in the fall of 1997 MEICO began to suspect that Mr. Naylor was unable or unwilling to bring the mine into production. On March 5, 1998 TVCN and MEICO sued, inter alia, Big Trees
Trust and Ray Naylor in a dispute over the lease and operation of the Liberty Hill Mine. In its complaint MEICO alleges that it was fraudulently induced to enter into the mining lease and that Ray Naylor breached his contract to operate the mine on MEICO's behalf in a good and miner-like fashion. MEICO and TVCN claim damages in excess of $3.5 million. While no answer has been filed in the case, Mr. Naylor has informed MEICO that he believes it is in default under the lease and has served a notice of termination of the lease on TVCN.
On May 20, 1998 the Court entered an order on the parties' stipulated motion submitting the matter to binding arbitration. The parties have agreed to the appointment of Mr. Murray Richtel of the Judicial Arbiter Group, Inc. as the arbitrator in this matter, and an arbitration hearing had been set for September 10, 1998. However, before the arbitration hearing the parties met on September 1, 1998 and entered into a preliminary agreement to settle the dispute by selling the mine at auction and splitting the proceeds. However, Mr. Naylor subsequently attempted to disavow this settlement agreement. TVCN has placed Mr. Naylor on notice that it intends to file a second court action to enforce the settlement agreement if he does not follow through with his obligations thereunder. At this preliminary stage it is not possible to predict with any certainty the probable outcome of this matter. However, TVCN intends to prosecute its claims vigorously.

Century 21/Mountain House Mine - TVCN acquired a controlling interest in Century 21 Mining, Inc. in December 1989. Century 21's principal asset is the Mountain House Mine. The mine is not in operation. TVCN held this mine without development for investment purposes. The decision as to whether or not to commercially develop that mine was contingent upon the success of the mining operation of the Liberty Hill Mine. Since the development of the latter was not successful, TVCN decided to sell its interest in this Century 21 mine, but no offer has been made to buy the mine. If the sale is successful, TVCN does not expect such sale to have any material effect on TVCN's financial statements.

Internet Business Opportunities

On February 16, 1996 TVCN incorporated its wholly-owned subsidiary, Planet Internet Corp. as an Internet Service Provider (ISP). Planet Internet provided internet service to subscribers. By March 31, 1999, Planet had 836 subscribers, and was running a negative cash flow of about $40,000 per month. On May 18, 1999, TVCN signed an agreement to sell Planet to BeWell Net Corp., another ISP. The net sale price was $1,508,640 payable in common stock of BeWell Net at the rate of $5.00 per share. Accordingly, TVCN received
301,728 shares of the common stock of BeWell Net. As part of the sale, TVCN has allocated 80,000 shares for distribution to various employees as performance bonuses. None of the officers or directors of TVCN received any of said stock other than Kenneth Roznoy who received 5,000 shares of said stock. BeWell Net is a private company and has no public trading market for its stock. As of March 31, 1999, Planet had liabilities of approximately $283,000 and assets of $282,000. In connection with the sale, the entire assets will be transferred to BeWell Net, and about $230,000 of the liabilities will be transferred to and assumed by BeWell Net.

InterOmni Services - The InterOmni Wallet

TVCN had incorporated a wholly-owned subsidiary, InterOmni Services, Inc., in order to develop the InterOmni Wallet, a digital profile that tracks and records information about individuals. TVCN attempted to sell InterOmni, but the sale did not go through. TVCN has ceased any further development in InterOmni, and considers it discontinued.


Middle East Investment Authorization

At a special meeting of TVCN's Board of Directors held on December 13, 1995, Omar Duwaik was authorized to explore investment opportunities in the Middle East. Mr. Duwaik was authorized to enter into such agreements as were necessary and to invest in a holding company on behalf of TVCN if he deemed such an investment to be in the best interests of TVCN. To date Mr. Duwaik has explored numerous investment opportunities. However, none have met the criteria he thought of for making such an investment. No specific criteria has been established, other than reasonable degree of risk and rate of return as determined by Duwaik on a project by-project basis. Although Mr. Duwaik was authorized to commit up to $3 million, no funds have been expended to date pursuant to the Board's authorization, and no current plans to expend any funds. Pursuant to its general policy of seeking shareholders' approval of major investments, TVCN will seek shareholder approval of any investment made pursuant to this authority.

Qatar WCTV Station

In 1992 TVCN received a contract from the Qatari Government Telecommunications Corporation ("Q-Tel") to build a WCTV station in Doha, Qatar and train operations personnel. TVCN built the station in 1993, and a provisional acceptance certificate for the station was issued on August 14, 1993. Through May 1996, TVCN personnel assisted in the management and operation of the station and trained Qatari personnel. TVCN has guaranteed the supply of all-compatible equipment and spare parts that may be needed for the maintenance, and refurbishment of the equipment, and the continuation of the WCTV operation without interruption over a period of 10 years. The Qatar wireless cable system was awarded Cable Operator of the Year honors at the CABSAT 95 (cable and satellite exhibition).

Patents, Trademarks and Licenses

TVCN owns MMDS licenses in Mobile, Alabama; San Luis Obispo, California; Salina, Kansas; Hays, Kansas; and Scranton/Wilkes-Barre, Pennsylvania. All licenses issued by the FCC are subject to renewal. TVCN has also constructed stations in Myrtle Beach, South Carolina; Quincy, Illinois; Rome, Georgia; Woodward, Oklahoma; and Scottsbluff, Nebraska under authority from MDA, an affiliate that holds the MMDS licenses for these stations. TVCN subsequently sold the Rome, Georgia station and license to BellSouth Wireless, Inc. TVCN has acquired the MMDS license and station in Quincy from MDA, and is in the process of assigning same to Heartland as part of a business deal with Heartland to enhance the Salina, KS wireless system.

In addition, TVCN successfully bid on twelve BTAs in the recent FCC auction of a portion of the microwave spectrum (see FCC Spectrum Auction herein). TVCN received these 12 BTA licenses in October of 1996 with grant dates of August 16, 1996 and build-out dates of August 16, 2001. TVCN applied for the transfer of the San Luis Obispo, California BTA license and received FCC approval of the transaction on May 23, 1997.

TVCN's wholly owned subsidiary, Planet Internet Corporation, registered the trade names fun.edu and TVCN.NET with the Colorado Secretary of State (see Internet Business Opportunities herein). TVCN sold Planet, but the trade names remain with TVCN.

TVCN holds no patents. However, TVCN has filed a patent application concerning its GTL technology. The application is pending.

Employees

As of March 31, 1999, TVCN had 19 employees. None of TVCN's employees are the subject of a collective bargaining agreement. TVCN believes that relations with its employees are good.

TVCN's ability to carry out its proposed activities is dependent, to a substantial degree on a limited number of personnel. There can be no assurance that TVCN will be able to retain such personnel. TVCN's success is also dependent on TVCN's ability to recruit and motivate high quality personnel. If TVCN fails to retain the services of one or more of these persons or if TVCN is unable to attract a sufficient number of skilled employees, TVCN's operations may be adversely affected. TVCN does not currently maintain any key man insurance on any of its officers, directors, or significant employees.

ITEM 2.              DESCRIPTION OF PROPERTIES

TVCN retains ownership of substantially all system equipment necessary to provide its services to subscribers. Such system equipment includes all reception and transmission equipment located at the tower (i.e., the head-end equipment), reception equipment located at each subscriber location (i.e., subscriber equipment) and related computers, diagnostic equipment and service vehicles, and facilities. The Salina, Kansas system equipment is valued at $566,579 TVCN's WCTV facilities are, in the opinion of management, suitable and adequate by industry standards. Except the office building mortgage, and the internet equipment, all equipment and assets are not subject to any lease or encumbrance. Subsequent to March 31, 1999, TVCN sold its subsidiary, Planet Internet, to BeWell Net, and assigned and transferred the internet equipment lease and certain liabilities in the approximate amount of $230,000 to BeWell Net. The sale included all the internet equipment.

TVCN owns its executive offices in Denver, Colorado. The office building has an outstanding mortgage with a balloon payment due in July of 2000. The mortgage balance at year-end was $481,783. In July of 1999, TVCN accepted an offer for sale of the building subject to closing. The contracted sale price is $1,200,000. The net book value of the building is $896,208. If the sale is successfully completed, of which there can be no assurance, the net sale proceeds are expected to be about $1,135,000, which will result in a gain of about $240,000. Under the terms of the sale agreement, TVCN will enter into a three year lease for the rental of its' executive offices of approximately 3,600 square feet at the rate of $3,625/month.

TVCN also owns a warehouse in Detroit, MI not subject to any mortgage. This warehouse was leased to PCTV at the rate of $4,000 per month until March 1999. In July 1999, TVCN accepted an offer for sale of the warehouse and associated land subject to closing. The net book value at year-end of the building and land was $158,379. The net selling price is about $180,000, which will result in a gain of about $22,000.00.

TVCN owns undeveloped acreage on two lots in Cherry Hills Village, Colorado not subject to any mortgages. The book value of these lots at year-end was $633,113. Both lots have been listed for sale. On April 15, 1999, one of the lots was sold for $630,000 (See Note 16 - to TVCN's audited consolidated financial statements).

TVCN also owns undeveloped acreage in Jefferson County, Colorado not subject to any mortgages. The book value of this acreage at year-end was $64,700. The acreage has also been listed for sale for $1,100,000n.

ITEM 3.             LEGAL PROCEEDINGS

(1) Mining and Energy International Corporation ("MEICO") and TV Communications Network, Inc. ("TVCN") v. Big Trees Trust et al., Case No. 98 WM 537 in the United States District Court for the District of Colorado. On March 5, 1998 TVCN and its wholly-owned subsidiary MEICO sued, inter alia, Big Trees Trust and Ray Naylor in a dispute over the lease and operation of the Liberty Hill Mine in Nevada County, California. In its complaint MEICO alleges that it was fraudulently induced to enter into the mining lease and that Ray Naylor has breached his contract to operate the mine on MEICO's behalf in a good and miner-like fashion. MEICO and TVCN claim damages in excess of $3.5 million. While no answer has been filed in the case, Mr. Naylor has informed MEICO that he believes it is in default under the lease and has served a notice of termination of the lease on TVCN. On May 20, 1998 the Court entered an order on the parties' stipulated motion submitting the matter to binding arbitration. The parties have agreed to the appointment of Mr. Murray
Richtel of the Judicial Arbiter Group, Inc. as the arbitrator in this matter, and an arbitration hearing had been set for September 10, 1998. The arbitration proceeding was in its initial stages, and no discovery had been conducted. However, before the arbitration hearing the parties met on September 1, 1998 and entered into a preliminary agreement to settle the dispute by selling the mine at auction and splitting the proceeds. However, Mr. Naylor subsequently attempted to disavow this settlement agreement. TVCN has placed Mr. Naylor on notice that it intends to file a second court action to enforce the settlement agreement if he does not follow through with his obligations thereunder. At this preliminary stage it is not possible to predict with any certainty the probably outcome of this matter. However, TVCN intends to prosecute its claims vigorously.

(2)	TVCN knows of no other material litigation pending, threatened or contemplated, or unsatisfied judgment against it, or any proceedings in which TVCN is a party. TVCN knows of no material legal actions pending or threatened or judgments entered against any officers or directors of TVCN in their capacity as such in connection with any matter involving TVCN or the business.

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

TVCN has always emphatically denied the plaintiffs' allegations in this legal action and was vigorously defending the case. However, because of the continued drain on TVCN's resources caused by nearly four years of protracted and expensive litigation, on October 31, 1997 TVCN agreed to settle the case. Pursuant to the terms of the settlement agreement, TVCN agreed to pay the plaintiffs the sum of $1.5 million in full settlement of all their claims of any nature whatsoever. On March 3, 1998 the Court approved the settlement and dismissed the class action with prejudice.

Of the $1.5 million paid pursuant to the settlement agreement, $705,268.82 was paid as fees and expense to the plaintiff class's counsel. The remaining funds were ordered distributed to the members of the class that had filed valid proofs of claim. In addition, pursuant to the settlement agreement, those class members who had purchased shares of TVCN stock during the class period and who still retained the stock at the time of the settlement, were required to relinquish those shares back to TVCN in order to participate in the settlement. Pursuant to this provision, TVCN received 359,960 shares of stock from class members participating in the settlement. TVCN canceled the shares of common stock returned as a result of the settlement.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY
              SHAREHOLDERS

No matters were submitted for a vote of security holders of TVCN during the fourth quarter of the fiscal year ended March 31, 1999.

                                  PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

TVCN's common stock has traded on the over the counter market ("OTC") since January 11, 1988. As of March 31, 1999, there were eleven stock brokerage firms making a market in TVCN's common stock. The high bid and low asked prices of the common stock of TVCN have been as follows:


Quarter              High Bid Per             Low Ask Per
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

As of March 31, 1999, there were 1,715 record holders of TVCN's common stock. As of March 31, 1999 there were 50,835,954 shares of common stock outstanding.

TVCN has not paid cash dividends on its common stock and does not anticipate paying cash dividends for the foreseeable future. TVCN anticipates that all earnings, if any, will be retained for development of TVCN's business.

Low Volume Trading; Possible Volatility of Stock Price

In 1989, TVCN made an application to have its common stock listed and quoted on the NASDAQ System. The application was denied. One of the requirements for listing on NASDAQ is that the common stock of TVCN requesting inclusion have a minimum bid price of $5.00 per share. The current price of the stock does not meet the requirements of NASDAQ. TVCN intends to reapply for listing when and if the listing requirements are met, of which there can be no assurance of success.

TVCN's Common Stock is subject to certain "penny stock" rules promulgated by the Securities and Exchange Commission. Under such rules, broker-dealers who recommend "penny stocks" to persons other than established customers and accredited investors must make a special written suitability determination for the purchases and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if the market price is at least $5.00 per share.

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

Control by Management

The officers and directors own and or control approximately 92.8% of TVCN's currently outstanding Common stock. As a result, if the officers and directors act together, they will have significant influence on the outcome of all matters requiring shareholder approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of TVCN's assets) and significant influence on the management and affairs of TVCN. Such influence could discourage others from initiating potential merger, takeover or other changes of control transactions. As a result, the market price of TVCN's Common Stock would be adversely affected.

Description of Securities

Class C Preferred Stock - Class C Preferred Stock is non-cumulative. Holders of Class C Preferred Stock are entitled to receive non-cumulative dividends of up to six percent (6%) per annum from the net profits of TVCN, when and if declared by its Board of Directors. The conversion rate is two shares of Class C Preferred Stock for one share of Common Stock. A thirty day (30) notice is given as required to holders in a call for redemption by TVCN, during which thirty day (30) period the holders of Class C Preferred Stock are entitled to convert their Preferred Stock into Common Stock. In exchange for Transmission Equipment, TVCN had issued 400,000 Class C Preferred Shares to Multichannel Distribution of America ("MDA"), Inc. (a company substantially owned and controlled by TVCN's president, Omar Duwaik). After MDA requested the conversion of its Class C Preferred Stock, TVCN issued 200,000 Restricted Common Shares to MDA on May 29, 1997. Another 380,000
Class C Preferred Shares were issued to AT&I (a company related by virtue of having mutual stockholders, officers and directors, including Omar Duwaik), as partial payment for the acquisition of TVCN's Headquarters Building. The headquarters building had a fair market value of $930,000 and TVCN assumed a $550,000 mortgage. AT&I requested the conversion of its Class C Preferred Stock and TVCN issued 190,000 Restricted Common Shares to AT&I on May 29, 1997.

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

In connection with the acquisition of the two WCTV stations in Washington, D.C. and Detroit, Michigan (see "Purchase/Sale of Two WCTV stations" herein), in 1991, TVCN issued to Miroband Companies, a non-affiliated company, 4,864,000 shares of TVCN class D Preferred stock, which shares were subsequently purchased by MDA, an affiliated company substantially owned and controlled by TVCN's president. Pursuant to MDA's request for converting the 4,864,000 preferred shares to common stock, TVCN issued to MDA 4,864,000 shares of TVCN's common stock on May 29, 1997.

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

Total operating expenses were $3,913,000 in 1999 compared to $5,053,000 in 1998, a decrease of $1,141,000. The decrease is due to a substantial reduction in litigation expenses, downsizing personnel, streamlining operations and reduction in general and administrative expenses. For example, litigation settlement expenses were $117,000 in 1999 compared to $1,286,000 in 1998, a decrease of $1,169,000. General and administrative expenses were $2,698,000 in 1999 compared to $2,995,000 in 1998, a decrease of $297,000. Depreciation and amortization expenses were $812,000 in 1999 compared to $618,000, an increase of $194,000, due to the timing and useful life assigned to the WCTV assets. Interest expense was $286,000 in 1999 compared to $154,000 in 1998, an increase of $132,000, due to an increase in the BTAs' interest expense.

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

Discontinued Operations.

TVCN invested in two mines, but neither was ever brought into commercial operation. After considerable losses, the two mines were discontinued. TVCN does not expect to recover any money from the assets of either mine, and if any money is recovered, it will not have any material effect on TVCN's financial statements. For more details, see "Mining Business".

Income tax benefits generated were $554,227 and $1,234,816 in 1999 and 1998, respectively.

Business Segments - TVCN maintains accounting records for TV Communications Network, Inc. and each of its subsidiaries. Schedule F-23, which follows, reflects the results of operations for the years 1999 and 1998. The salvage yard was consolidated into TVCN's operations in 1999. Expenses exceeded revenue by $110,000 and the operating loss was $80,000. Reema's natural gas fuel conversion expenditures were less by $1,163,000 in 1999 than in 1998 due to streamline operations and less travel expenses. Legal expenses were less in 1999 than 1998 and included legal settlement income of $300,000 in 1999.
Mining and exploration expenditures were $1,163,000 less in 1999 than 1998.
The mining activities have been shutdown and are now considered as discontinued operations. Planet Internet's access service provider business, which was sold after year-end, had increased revenue of $25,000 and increased expenses of $93,000, resulting in an increase loss of $67,000 in 1999. Corporate and other segment expenses decreased by $1,223,000 in 1999.
Headcount reductions, less travel expenditures and lower legal expenses were the primary reasons for the reductions in 1999.

While revenues from the gas project are not expected to materialize for at least three years, TVCN intends to manage the proceeds from the sale of assets such that TVCN anticipates no difficulty in maintaining its existence and meeting its obligations for years to come.

Capital

Constructing and developing WCTV stations, and providing television programming require substantial initial capital outlays. While contracts with respect to providing programming are intended to have terms sufficient to provide for the recovery of TVCN's investment, together with a favorable return on its investment, TVCN's continued expansion is largely dependent on its ability to raise capital for the costs of any of its new business endeavors.

Since inception, TVCN has financed its capital and operating cash requirements through loans and advances from TVCN's president, other shareholders, and the sale of common and preferred stock. TVCN is now considering different debt financing options as well as continued asset sales. There is no certainty that TVCN will be able to obtain all required financing.

Liquidity and Capital Resources

TVCN's primary source of liquidity has been from the sale of appreciated assets. The business of TVCN requires substantial capital investment on a continuing basis and the availability of a sufficient credit line or access to capital financing is essential to TVCN's continued expansion. TVCN's cash flows for the years ended March 31, 1999, and 1998, are summarized as follows:

Cash provided by (used in)         March 31,
                                   1999                   1998
Operations                         $   (1,049,013)        $    (1,315,000)
Investing activities               $      639,921         $     2,167,185
Financing activities               $       18,887         $      (490,808)
Net increase (decrease)            $     (390,025)        $       361,377


Currently, TVCN has $1,798,121 in long-term debt, which is primarily for the purchase of the TVCN corporate headquarters building in Denver, Colorado, the purchase of 12 BTAs from the FCC (see FCC Spectrum Auction herein), and the acquisition of the BTA license from WTCI of Pennsylvania. The office building is under sale contract.

TVCN's current assets and liabilities are $887,393 and $1,616,368 respectively. TVCN's cash position is such that management anticipates no difficulty in its ability to sell appreciated assets to continue meeting its current obligations. See "Business Development Strategies", herein.

Management's plans to maintain sufficient future cash flows for continued existence include the sale of TVCN's internet operations and certain real property (Note 16). In addition, management is also actively marketing other real property and buildings, and reducing general and administrative costs by downsizing personnel and operations. Management is also looking into the sale of TVCN's basic trade area (BTA) license rights. Based on a review of all possible options available to TVCN and the estimated related resulting cash flows management believes that sufficient cash flow will be provided to ensure confirmed existence through the fiscal year 2000.

Cash Investments

The president and a shareholder have advanced loans to TVCN totaling $1,100,334.

Business Development Strategies

The dominant business activities of TVCN since its inception in 1987 has been the acquisition, obtaining TV channel leases, and the development and sale of Wireless Cable TV (WCTV) licenses and stations. The development of WCTV stations to their full growth potentials requires substantial capital resources which have not been satisfactorily available to TVCN. As a result, TVCN has been able to only partially developed certain of its WCTV stations, while holding other stations and/or licenses without development, and sell such stations and/or licenses to potential buyers at a profit.

Over the last several years, TVCN has been successful in selling sufficient number of stations and licenses to reasonably finance its activities. See "Purchase/Sale of WCTV Stations" herein. Until October, 1998, the WCTV stations have been limited to a one-way transmission: broadcasting cable TV programming over the air to potential subscribers. However, in October, 1998, the FCC changed its rules such that it allowed the use of the WCTV channels for two-way communications (see "Governmental Regulation FCC Licensing" herein). Using the concept of "cellular phone" or "cellular communications", the WCTV frequencies can now be used for two way communication connecting customers directly with long-distance telephone networks, circumventing local telephone lines.

As a result, long-distance telecommunications companies such as Sprint and MCI-World Com began to acquire WCTV companies. During 1999, it has been reported that Sprint and MCI have acquired most of the large WCTV companies in the USA paying a total of about 1.84 billion. This is a rate of up to $54.00 per household.

Based upon the foregoing, TVCN believes that this is an opportune time to sell TVCN's WCTV stations, licenses and rights and interest in its BTAs. TVCN has approximately 1.1 million households in its markets. TVCN has commenced discussions with Sprint, MCI and others about the possibility of selling TVCN's WCTV assets. It is impossible to predict as to the outcome of such discussions, or the amount that may be generated, if any, from the possible sale of such assets. Based on TVCN's experience in selling WCTV stations, and if potential buyers continue to pay the foregoing $54.00/household, TVCN's WCTV assets may be worth as much as $55 million. However, there is no assurance that TVCN will succeed in selling any of its WCTV assets, or if any of them was sold, the selling price would be anything close to the $54.00/ household.

TVCN intends to focus its future activities on the gas project. The proposed GTL plant in Trinidad is expected to cost TVCN about $300 million. TVCN is discussing with various financial institutions obtaining the necessary financing for the plant. TVCN is also discussing with different entities the possibility of entering into a partnership agreement for the purpose of financing and implementing the proposed GTL plant. There is no assurance that TVCN will succeed in obtaining the necessary financing or entering into any partnership agreement with any entity.

If TVCN is successful in selling any of its WCTV assets, or in obtaining the GTL project financing, neither of which there can be assurance, it is anticipated that the proceeds from said sale or financing will be sufficient to fund TVCN's activities and meet TVCN's obligations over the next several years.

With the reduction in TVCN's expenditures, and streamlining its operations, the proceeds from the sale of its residential land, the Detroit warehouse and office building should be sufficient to fund TVCN's activities and meet its current obligations. The receivable Additional Detroit Note in the approximate amount of $2.4 million is due December 30, 2000.

In the event that TVCN is not successful in selling any of its WCTV assets, or obtaining the necessary Gas to Liquid's ("GTL") financing, or that the proceeds from the sale of other assets are not adequate to meet TVCN's current obligations or fund its activities, then in that event TVCN will consider selling its $2.4 million receivable note at a discount.

Stockholder Advances

The president has been advancing loans to TVCN since its inception. The loans carry an annual interest of 8%. The advances are long-term loans, and are expected to be paid back at such time when TVCN has sufficient funds to do so. As of March 31, 1999, the loans totaled $1,100,334. Interest expense on shareholder's advances totaled $68,464 in 1999, and $77,956 in 1998. Currently, TVCN has no intentions of repaying such loans within the next twelve months.

Income Tax Developments

Since its inception TVCN has incurred operating losses through March 31, 1999, which include certain accrued expenses that are not deductible for tax purposes until paid. TVCN has net operating loss carry-forward available to offset future year taxable income. The following summarizes these losses.



                           Net Operating
                           Loss Carry-              Year of
                           Forward                  Expiration

As of March 31, 1999	$      5,300,000                2014

TVCN believes that with the sale of appreciated assets that it will be able to utilize the net operating loss carry-forward in the near future to reduce cash outflows for income tax expenses. Based on its track record of its ability to sell WCTV stations at substantial profits, and current favorable market conditions, TVCN anticipates no difficulty in selling WCTV stations. See "Purchase/Sale of WCTV stations". As shown therein, the value of TVCN's WCTV assets could be substantial if potential buyers continue to pay premium prices, of which there can be no assurance. See "Business Development Strategies". Further, TVCN is optimistic about its gas project. However, no assurance can be given that TVCN will succeed in selling WCTV stations nor recognizing any profit from its proposed gas project in order to utilize the loss carry-forward.


Selected Financial Data

                    1999          1998          1997          1996        1995
Year ended
March 31,

Revenues          $ 1,034,573  $ 1,201,829  $ 1,146,144  $ 1,195,368 $ 4,503,078
Net income (loss)  (1,075,848)    (571,143)    (959,079)     512,387     777,439
Per share: net
income (loss)            (.03)        (.02)        (.05)         .03         .04


Total assets      $ 9,907,925  $11,012,467  $12,419,656  $15,287,790 $14,168,587
Plant and
equipment, net    $ 3,252,830  $ 3,579,109  $ 3,265,350  $ 2,543,499 $ 2,064,733
Current assets    $   887,393  $ 2,071,619  $ 7,136,684  $ 6,560,906 $ 8,785,659
Total liabilities $ 6,858,322  $ 7,079,069  $ 7,700,974  $ 9,610,028 $ 9,003,212
Long-term debt    $ 1,798,121  $ 2,173,678  $ 1,518,165  $ 1,510,240 $   512,560

Capitalization

The capitalization of TVCN as of March 31, 1999 is as set forth in the following table and as more detailed in the attached audited financial statement:



                               Stockholders equity (deficit)
                                          March 31
Description            1999          1998          1997          1996
Common stock           $    25,418   $    20,197  $     9,016   $    9,016
Preferred stock        $    28,813   $    28,813  $   960,813   $  960,813
Additional paid-in
Capital                $ 7,468,721   $ 7,281,889  $ 6,575,211   $ 6,575,211
Deficit accumulated    $(4,473,349)  $(3,397,501) $(2,826,358)  $(1,867,279)
Total stockholders
Equity                 $ 3,049,603   $ 3,933,398  $ 4,718,682   $ 5,677,761

Year 2000 Readiness Disclosure

Based upon TVCN's assessment to date, TVCN believes the current versions of its software products and services are "Year 2000 compliant". In order to insure further compliance, the software is being upgraded at an estimated cost of about $7,400.00. Although TVCN believes that any potential 2000 related problems will not materially affect TVCN's business, operations or financial condition, there can no assurance that TVCN will timely identify and remedy all significant Year 2000 problems, that remediation efforts will not involve significant time and expense, or that such problems will not have a material adverse effect on TVCN's business, results of operations and financial condition.


ITEM 7.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of TVCN are filed under this Item, and are included herein by reference.

Investments
For those investments, which consist primarily of money market investments, the carrying amount is a reasonable estimate of fair value.

Notes Receivables
Interest rates on notes receivable are consistent with the interest rates on current purchases by TVCN of contracts with similar maturates and collateral. Notes receivable are continually assessed as to the collectability of the notes and adjusted to approximate the estimated collectible amount, accordingly the fair value is net of the related deferred gain on the notes receivable.

Long-Term Debt
Rates currently available to TVCN for debt with similar terms and remaining maturates are used to estimate the fair value of existing debt.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 12, 1999, TVCN signed an engagement letter with the auditing firm of Ehrhardt Keefe Steiner & Hottman, P.C. of 7979 East Tufts Avenue, Suite 400, Denver, CO 80237 ("EKS&H or Auditor") (Telephone Number: (303) 740-9400, Fax
Number: (303) 740-9009). EKS&H also audited TVCN's financial records for fiscal years 1998, 1997, 1996, 1995, 1994 and 1993. The Auditor agreed to audit TVCN's financial records for fiscal year 1999 and assist TVCN in the preparation of TVCN's Annual Report on Form 10 KSB.

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

                                 PART III

ITEM 9.            DIRECTORS AND EXECUTIVE OFFICERS

The following sets forth the name, age, salary and business experience for the last five years of the directors and executive officers of TVCN as of March 31, 1999. Unless otherwise noted, the positions described are positions with TVCN or its subsidiaries.

Mr. Dennis J. Horner, Vice President Finance, Treasurer, and Director resigned from TVCN, and is no longer an officer or director of TVCN effective February 10, 1999. Mr. Horner cited personal reasons and other career opportunities as his reason for his resignation. TVCN has no disagreements with Mr. Horner. His letter of resignation did not disclose, nor did he request the disclosure of, any disagreements with TVCN regarding operations, policies, or practices.


Name                    Age               Position           Period Served
Omar A. Duwaik          55     Chairman of the Board, Chief
                               Executive Officer and
                               President (1)                 1987 to present

Armand DePizzol
                        67     Director (2)                  1989 to present

Kenneth D. Roznoy       51     Vice President, Secretary
                               Director (1)                  1998 to present



(1) Mr. Omar Duwaik also serves in the same capacities in each of TVCN's wholly-owned subsidiaries: TVCN of Washington, D.C., Inc. (1991 to Present); TVCN of Michigan, Inc. (1991 to present); TVCN of Kansas, Inc. (1996); TVCN of California, Inc. (1996); International Exports, Inc. (1992 to present); Integrated Systems (1993 to present); Mining Energy International, Inc. (1995 to present); Reema International Corp. (1993 to present); and Planet Internet (1996 until sold in May, 1999).

Mr. Kenneth Roznoy also serves in the same capacities in TVCN's wholly owned subsidiaries.

(2) Armand DePizzol became a director of TVCN in September of 1989.

TVCN is not aware of any filings on Forms 3 or 4.

All directors hold office until the next annual shareholders meeting or until their successors have been elected and qualified. Vacancies in the existing Board are filled by majority vote of the remaining directors. The Board of Directors appoints officers of TVCN. Omar Duwaik and Kenneth Roznoy are employed by TVCN on a full-time basis. Omar Duwaik should be considered a founder and parent of TVCN (as such terms are defined by the Securities Act of 1933).

Omar Duwaik has been the President, CEO and Director of TVCN since its inception in 1987. Mr. Duwaik has been involved in the telecommunications, aerospace and electronic industries for the past 21 years. In 1980, Mr. Duwaik joined MDA, Inc. in Denver as its president. In 1983, MDA submitted 413 MMDS applications to the FCC, of which 71 were granted to MDA, with no competition, and through a lottery process, the FCC granted about forty more conditional licenses. For MDA, Mr. Duwaik constructed the first MMDS station in San Luis Obispo, California. Under his direction, three more MMDS stations were constructed in Kansas and Alabama. Mr. Duwaik received a BS Degree in Electrical Engineering, a BS Degree in Computer Science and an MS Degree in Electrical Engineering Communications from Oregon State University in 1971. Mr. Duwaik owns 20,030,816 shares of common stock of TVCN, and also owns the majority of MDA, an affiliated company, which owns 23,845,892 shares of common stock. Mr. Duwaik also owns a majority of American Technology and Information, which owns 190,000 shares of common stock. Mr. Duwaik is employed on a full-time basis with TVCN and is compensated at an annual salary of $91,720 of which $54,079 are paid in cash and the remaining balance is deferred until such time as TVCN has more funds. See Item 11. "Security Ownership" herein.

Kenneth D. Roznoy - Vice President, Assistant Secretary and Director. Mr. Roznoy returned to TVCN on a free-lance basis in September of 1996 and was re-hired on a full-time basis on February 9, 1997 as Vice President of Business Development. During his two-year sabbatical he worked as a consultant for Elitches Garden in Denver and CHILDRENS CABLE NETWORK in Denver and Burbank, California. Mr. Roznoy served as a Director from 1989 - October 1994. Prior to joining TVCN in 1987, Mr. Roznoy had been employed by American Technology and Information, Inc. ("AT&I") in Denver, Colorado since January 1, 1987 as its Vice President and Public Relations Director. From 1981 to 1987, Mr. Roznoy was working for KDR Productions providing entertainment-related services for businesses and non-profit organizations in Denver, Colorado.
From 1978 to 1981, Mr. Roznoy worked for Commonwealth Theaters in Denver,. Colorado and Dallas, Texas as Advertising Director. At Mulberry Square Productions, in Dallas, Texas from 1975 to 1978, Mr. Roznoy helped promote "Benji" into an international movie star with films and TV shows grossing in excess of $100 million. Mr. Roznoy is employed on a full-time basis with TVCN and is compensated at the temporarily reduced rate of $29,250 a year.


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

Glen Clark, Mr. Clark is the senior vice president of Reema International in charge of the Gas-To-Liquid ("GTL") project. Reema is a wholly-owned subsidiary of TVCN. Prior to joining Reema in 1993, Mr. Clark was responsible for managing a 300-person Engineering and Design Drafting Group at Gulf Interstate Engineering, where they provided design and drafting services to the pipeline (Liquid & Gas) and related process industries.
At M.K. Kellogg, Mr. Clark was responsible for world-wide start-up to completion operations of an average of over 30 projects employing over 2,500 people around the world. The projects included LNG (and regasification), ammonia, fertilizer, methanol, cogeneration, carbon dioxide (recover, purification and reinjection), catalytic cracking and refinery operations and maintenance. At Bechtel Petroleum, Mr. Clark was responsible for all synfuel project activities. The projects included coal gasification, heavy oils, tar sands, oil shale, biomas conversion and coal liquefication. At Allied Chemical, for over 27 years, Mr. Clark Progressed from an entry-level foreman to become the vice president with a wide range of responsibilities that included managing the operations of 20 chemical plants. Mr. Clark has a Bachelor of Science ("B.S.") degree in chemical engineering from Penn State and a master of business administration ("MBA") degree from New York state University. He has completed graduate marketing and management courses at Columbia University and an advanced management program at Harvard University.

ITEM 10.          EXECUTIVE COMPENSATION

The following table sets forth the cash remuneration paid or accrued by TVCN and its subsidiaries for services to TVCN in all capacities during the fiscal year ended March 31, 1999, to (i) each of the two most highly compensated officers of TVCN, and (ii) all executive officers of TVCN as a group (includes compensation only for those periods of the fiscal year ended
March 31, 1999, for which each such individual was an executive officer). Following are the salaries of individuals who are officers receiving a salary from TVCN:


                                                                  Cash
Name of Individual	      Capacity in Which Served	            Compensation

Omar A. Duwaik           Chairman of the Board of Directors,
                         President and Chief Executive Officer    $ 91,720

Dennis J. Horner         Vice President, Treasurer, and Director  $ 46,615

Barry K. Arrington       Vice President, General Counsel          $ 67,793

Kenneth D. Roznoy        Vice President, Secretary, and Director  $ 30,161


Mr. Barry K. Arrington, Vice President and General Counsel resigned from TVCN effective February 28, 1999. Mr. Arrington continued to provide legal services for TVCN on an hourly basis. Mr. Arrington cited personal reasons and other career opportunities as his reason for his resignation. TVCN has no disagreements with Mr. Arrington. His letter of resignation did not disclose, nor did he request the disclosure of, any disagreements with TVCN regarding operations, policies, or practices. Mr. Arrington continues to represent TVCN, for an hourly fee, on limited legal matters. Mr. Horner resigned from TVCN, see "Directors and Executive Officers", herein. Mr. Duwaik currently does not receive in cash all his $91,720 compensation. Mr. Duwaik's current cash compensation is $54,079 and the remaining balance is defferred until such time as more funds become available to TVCN.

Stock Option Plan

TVCN has in effect an incentive Stock Option Plan and has reserved a total of 2,000,000 shares of TVCN's common stock for issuance pursuant to the plan, designed as an incentive for key employees, and for acquisitions of business opportunities, and is to be administered by the compensation committee of the Board of Directors, which selects optionees and determines the number of shares subject to each option. The plan provides that no option may be granted at an exercise price less than the fair market value of the shares of the common stock of TVCN on the date of grant. Fair market value is determined by calculation of an average of the highest and lowest sale prices of the stock, as reported by a responsible reporting service the committee may select. The committee is also empowered to determine fair market value in such other manner as is deemed equitable for purposes of the plan. The committee expects to determine fair market value in accordance with quotations of share prices maintained by the market makers in TVCN's shares, if any.
Unless otherwise specified, the options expire five years from date of grant and may not be exercised during the initial one-year period from date of grant. Thereafter, options may be exercised in whole or in part, depending on terms of the particular option. The Board of Directors has not selected the compensation committee. As of March 31, 1999, no options under this stock option plan were issued. The total number of shares allocated to the plan is 2,000,000.

Compensation Pursuant to Plans

No compensation was paid to executive officers pursuant to any plan during the fiscal year just ended, and TVCN has no agreement or understanding, express or implied, with any officer or director concerning employment or cash compensation for services.

Other Compensation

For the fiscal year ended March 31, 1999, executive officers received reimbursement of out of pocket expenses incurred on behalf of TVCN.

On February 14, 1995, the Board Directors granted Mr. Omar Duwaik a cash bonus of $100,000. Because of cash flow constraints, the bonus has not been paid. This transaction is reflected as a liability on the balance sheet.

Compensation of Directors

None.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of common stock by each director and nominee and by all directors and officers of TVCN as a group and of certain other beneficial owners of more than 5% of any class of the Companies voting securities as of March 31, 1999. The number of shares beneficially owned is deemed to include shares of common Stock which directors or officers have a right to acquire pursuant to the exercise of options within sixty days (60) of March 31, 1999. Each such person has sole voting and dispositive power with respect to such securities.

Name and Position with TVCN, or Name and    Amount of Beneficial   Percent of
Address of Greater than 5% Holders	        Ownership	             Class

Omar A. Duwaik  **
 Chairman of the Board of
 Directors, President and
 Chief Executive Officer                    22,354,223*            44.0%
 10020 E. Girard Ave., #300
 Denver, CO 80231

Multichannel Distribution **
Of America, Inc. (MDA)
 10020 E. Girard Ave., #300
 Denver, CO 80231                           23,845,892             46.9%

Taher Aldweik **
 10020 E. Girard Ave., #300
 Denver, CO 80231                              950,233              1.9%

Total shares under Duwaik's Ownership/
 Control                                    47,150,348             92.8%


*           All information refers to common stock.
**         On May 29,1997 MDA became greater than a 5% Shareholder of TVCN's
Common Stock by converting its
Preferred Stock to Common. MDA is substantially owned and controlled by Omar Duwaik, its President. Mr. Taher
Aldweik is Mr. Duwaik's brother. Adding all shares that are under Mr. Duwaik's ownership and/or control, the total will be 47,150,348 shares or 92.8% of the outstanding and issued shares of TVCN's common stock.

ITEM 12.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain related transactions were entered into between TVCN and its president, Omar Duwaik and other companies owned/controlled by him. For a specific transaction, see the following titles elsewhere herein: "Conversion of
Preferred Stock", "Quincy, Illinois and Salina, Kansas", "Auto Salvage and Parts Recycling Business", and "Rome,
GA".

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

- Exhibits
3.1 Copy of Certificate of Incorporation of the corporation (incorporated by reference to the Exhibits filed with the Registration Statement dated September 28, 1987, File No. 33-16113-D), which was amended on March 23, 1989, and on December 17, 1994. The amended copies were filed with the Commission, and incorporated herein by this reference.

  3.2 Copy of By Laws of the corporation (incorporated by reference to the Exhibits filed with the Registration Statement dated September 28, 1987, file No. 33-16113-D)

  10. Material Contracts (were filed with the 10-KSB/A which was filed on September 9, 1999, and incorporated herein by this reference):
  10.1 Memorandum of Understanding (page 1).
  10.2 Acquisition Agreement (page 13)

  21.  Subsidiaries of the Registrant ( page 22)

  27. Financial Data Schedules were filed with the 10-KSB/A which was filed on September 9, 1999 for the period ended March 31, 1999, and incorporated herein by this reference.

All other Exhibits are either not applicable, not required or incorporated by reference to the Exhibits filed with the Registration Statement dated September 28, 1987, File No. 33-16113-D.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








TV COMMUNICATIONS NETWORK, INC

Date:  October 1, 1999



_/S/ JACKIE PORTER
 Jackie Porter
Assistant Controller


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