Form 10-Q/A
period 1999-01-31
TV COMMUNICATIONS NETWORK INC
filed 2000-01-10
CIK 819802

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-QSB/A




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
shares of TVCN's Common Stock ($.0005 par value) were outstanding as of September 30, 1999.

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
                           ==============          =============


        TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES


                   Notes to Financial Statements
              September 30, 1999 and 1998 (Unaudited)

Summary of Significant Accounting Policies

     The summary of TVCN's significant accounting policies are incorporated by reference from TV Communications
Network, Inc., Annual Report on Form 10-KSB/A for Fiscal Year ending March 31, 1999.

     The accompanying unaudited consolidated financial statements include the accounts of TV Communications Network, Inc., and its wholly-owned subsidiaries. All material and inter-company accounts and transactions have been eliminated in consolidation.

Interim Unaudited Financial Statements

     Information with respect to September 30, 1999, and September 30, 1998, and the periods then ended have not been audited by TVCN's independent auditors, but, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of TVCN. The results of operations for the three and six months ending September 30, 1999, and September 30, 1998, are not necessarily indicative of the results of the entire fiscal year.

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

Income Tax

     From its inception on July 7, 1987, TVCN incurred operating losses through March 31, 1993, which included certain accrued expenses that are not deductible for tax purposes until paid, and has net operating loss carry forwards available to offset future year taxable income. TVCN has the following net operating loss carry forwards:

                                Net Operating            Year of
                              Loss Carry forward
Expiration
Year ended March 31, 1999         $5,300,000               2014


ITEM 2.     Management's Discussion and Analysis of Financial
            Conditions and Results of Operations

  Wireless Cable TV ("WCTV") Operations

     The main business activities of TVCN since its inception in 1987 has been obtaining TV channel leases, and the acquisition and the development and sale of Wireless Cable TV (WCTV) licenses and stations. The development of WCTV stations to their full growth potentials requires substantial capital resources which have not been adequately available to TVCN.
As a result TVCN has been able to only partially develop certain of its WCTV stations, while holding other stations and/or licenses without development, and sell such stations and/or licenses to potential buyers at a profit.

     Currently, TVCN is operating a WCTV station in Salina, KS, and San Luis Obispo, CA. Additionally, TVCN is leasing its WCTV stations in Mobile, AL and Woodward, OK to non-affiliated entities. These stations have a limited number of TV channels and subscribers. The revenues generated from these stations are very limited and are not sufficient to cover TVCN's expenses. Neither the revenues nor the number of TV channels of the operating WCTV stations are expected to increase materially any time soon. TVCN also has a small (four-TV channels) WCTV station in Hays, KS, which is not producing any revenues. In cooperation with its affiliate, Multichannel Distribution of America ("MDA"), Inc., TVCN has constructed four-channel WCTV stations in Myrtle Beach, SC, and Scottsbluff, NE. MDA is owned and controlled by TVCN's president. For more detailed information, see "Wireless Cable TV ("WCTV") Operations in TVCN's amended 10-KSB/A for the period ended March 31, 1999.

     TVCN is involved in a three-way transaction with its affiliate, Multichannel Distribution of America ("MDA"), and
Heartland Communications. Under the transaction, TVCN has acquired a four-TV channel station in Quincy, IL from MDA for the issuance of 8,507,460 restricted shares to MDA, and subsequently assigned and transfered the station and its license to Heartland. In exchange for such assignment and transfer, among other things, TVCN has acquired from Heartland the right to obtain additional TV licenses in Salina, KS. The transaction went on public notice by the Federal Communications Commission ("FCC") on May 26, 1999, and is pending FCC's approval (see the section
"Quincy, Illinois and Salina, Kansas" in the amended 10-KSB/A for the period ended March 31, 1999).

     In 1996, the FCC divided the country into Basic Trading
Areas ("BTAs"), and conducted an auction to sell certain rights under the WCTV frequency spectrum in which winners were given the right to obtain the licenses for all parts of the vacant commercial WCTV spectrum within the Basic Trading Areas ("BTAs"). TVCN participated in the FCC auction and won the right for 12 BTAs throughout the USA (see "The FCC Spectrum Auction" in TVCN amended 10-KSB/A for the period ended March 31, 1999).

     The construction, development and operation of Wireless
Cable TV ("WCTV") stations require substantial financial resources. TVCN has not yet finalized its plans with respect to the development of WCTV stations in these BTAs. The development is dependent on TVCN's ability to obtain substantial capital resources. There is no assurance that TVCN will obtain sufficient financing to develop such stations. In the meantime, TVCN will attempt to sell its rights and interest in the BTAs and its existing WCTV stations, of which there can be no assurance of success.

     Historically, WCTV stations have been limited to a one-way transmission: broadcasting cable TV programming over the air to potential subscribers. However, in October, 1998, the FCC changed its rules such that it allowed the use of the WCTV channels for two-way communications. Using the concept of "cellular phone" or "cellular communications", the WCTV frequencies can now be used for two way communications connecting customers directly with long-distance telephone networks, circumventing local telephone lines.

     As a result, long-distance telecommunications companies such as Sprint and MCI Worldcom began to acquire WCTV companies. It has been reported that Sprint and MCI were paying as much as $54.00 per household.

     Based upon the foregoing, TVCN believes that this is an opportune time to sell its WCTV stations, licenses and rights and interest in its BTAs. TVCN has approximately 1.1 million households in its markets. TVCN contacted Sprint, MCI and others about the possibility of selling its WCTV assets. It is impossible to predict as to the outcome of such an effort.
Based on TVCN's experience in selling WCTV stations, and if potential buyers continue to pay the foregoing $54.00/household, TVCN's WCTV assets may be worth as much as $55 million. However, no offer was made, and no negotiations of any offer were entered into. The discussions with MCI and Sprint were preliminary in nature. There is no assurance that TVCN will succeed in selling any of its WCTV assets, and if any was sold, the selling price would be anything close to the $54.00/household.

  Reema International Corp.

     Reema International Corp. (Reema) is a wholly-owned subsidiary of TVCN. It was incorporated in 1993 to explore for and develop business opportunities in the oil and gas industry. Specifically, Reema is in the business of developing projects designed to convert natural gas into transportation fuels. This process is better known as Gas To Liquid ("GTL"). For more information, see TVCN's 1999 Annual Report, as amended, on Form 10-KSB/A for the period ended March 31, 1999.

     Through Reema, TVCN signed an agreement with the government of Trinidad and Tobago, Latin America, for the purpose of constructing and operating a GTL plant in Trinidad. The proposed plant is expected to convert about 100 million cubic feet per day of natural gas into approximately 10,000 barrels per day of diesel, jet fuel, naphtha and other specialty products. The capital cost of the plant is estimated at $300 million. TVCN is discussing with various financial institutions obtaining the necessary financing for the plant. TVCN is also discussing with different entities the possibility of entering into a partnership agreement for the purpose of financing and implementing the proposed GTL plant. While the discussions are ongoing, it is too premature to predict the outcome of such discussions. Although TVCN intends to focus its future activities on the gas project, there is no assurance that TVCN will succeed in obtaining the necessary financing or entering into any partnership agreement with any entity.

  Internet Business Opportunities

     On February 16, 1996 TVCN incorporated its wholly-owned subsidiary, Planet Internet Corp. as an Internet Service
Provider (ISP). Planet Internet provided internet service to subscribers. By March 31, 1999, Planet had 836 subscribers, and was running a negative cash flow of about $40,000 per month. On
May 18, 1999, TVCN signed on agreement to sell Planet to BeWell
Net Corp., another ISP. The net sale price was $1,508,640 payable in common stock of BeWell Net at the rate of $5.00 per share. Accordingly, TVCN received 301,728 shares of the common stock of BeWell Net. As part of the sale, TVCN allocated and transferred 80,000 shares to various employees as performance bonuses. None of the officers or directors of TVCN received any of said stock other than Kenneth Roznoy who received 5,000 shares of said stock. As part of the transaction, BeWell Net received all the internet equipment in the approximate amount of $282,000, and assumed a liability in the approximate amount of $230,000. The 301,728 shares of BeWell Net represents 3.85% of the total issued and outstanding shares of BeWell Net's common stock. BeWell Net is a private company and has no public trading market for its stock. TVCN continued to assume certain debt responsibility of Planet in the amount of $53,515. The sale was completed in August, 1999, and accounted for as an investment in BeWell Net stock. TVCN debited the investment account, and reversed the assets and related accumulated depreciation associated with the internet equipment, which was transferred to BeWell Net. Further TVCN, debited the liabilities that BeWell Net assumed as part of the sale. The net result was a credit balance of $466,286, which was booked as a gain on the sale of assets.

InterOmni Services - The InterOmni Wallet

     TVCN has incorporated a wholly-owned subsidiary, InterOmni
Services, Inc, in order to develop the InterOmni Wallet, a digital profile that tracks and records information about individuals. TVCN attempted to sell InterOmni, but the sale did not go through. TVCN has ceased any further development in InterOmni.

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

  Liquidity and Capital Resources

     TVCN initially financed its growth through private loans and private sale of stock. TVCN will finance its future growth primarily from the sale of assets.

     To date, TVCN has not engaged in any debt financing,
with the exception of the BTA's funded through the FCC.   The debt
that resulted from the purchase of the internet equipment has been transferred to and assumed by the buyer of Planet Internet. The Company has relied on private individuals or group investments. The Company's cash flow for the six months ended September 30, 1999, and September 30, 1998, are summarized as follows:
                             Sept 30, 1999         Sept 30, 1998
                                Unaudited             Unaudited

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

     The sales of the Denver, Colorado, Washington, D.C., and
Detroit, Michigan systems for approximately $17.5 million with a resulting gain of $15.5 million, the sale of the Rome, Georgia station for $2.0 million, and the sale of other assets are expected to adequately continue covering TVCN's current liabilities along with allowing TVCN to develop other wireless cable TV markets in the United States and explore other business opportunities domestically and internationally.

     Currently, TVCN has $1,652,247 in long term debt which is primarily for the purchase of the TVCN corporate headquarters building in Denver, Colorado, for the Basic Trade Area rights purchased during the FCC BTA Auction, and for Equipment Purchases. TVCN has signed agreements to sell its office building in Denver, Colorado, and to sell its warehouse facility in Detroit, Michigan. For more information, see TVCN's Annual Report on Form 10-KSB/A for the period ended March 31, 1999.

     TVCN's current assets and liabilities are $607,281 and $870,901, respectively. TVCN's cash position is such that management anticipates no difficulty in its ability to meet its current obligations. TVCN currently has $90,780 investments in government securities.

  Accounts Receivable and Payable

     In connection with the sale of the Detroit system, all payments and notes underlying the sale have been paid to TVCN except one note receivable in the amount of $2.4 million which is due by December 30, 2000. Thus the decrease in notes receivable as of September 30, 1999 is due to the receipt of note payments.

  Advance from Stockholders

     The President of TVCN continued to advance loans to TVCN, as of September 30, 1999, these loans totaled
$1,071,600.

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

 PART II.     OTHER INFORMATION
     ITEM 1.      Legal Proceedings

     Except as noted under the heading Frederick Case
Settlement, and Mining and Energy International, as detailed in TVCN's Annual Report on Form 10-KSB/A for the period ended March 31, 1999, TVCN knows of no material litigation pending, threatened or contemplated, or unsatisfied judgment against it, or any proceedings in which TVCN is a party.
TVCN knows of no material legal actions pending or threatened or judgments entered against any officers or directors of TVCN in their capacity as such in connection with any matter involving TVCN or the business.

   ITEM 2.     Changes in Securities

     There were no changes in Securities during the second quarter ending September 30, 1999.

   ITEM 3.     Default Upon Senior Securities

     None.

   ITEM 4.     Submission of Matters to a Vote of Security
                Holders

     No matters were submitted to a vote of Shareholders during the quarter ended September 30, 1999.

   ITEM 5.     None.

Exhibits (previously filed with the Commission and incorporated by this reference)

3.1 Copy of Certificate of Incorporation of the corporation
(incorporated by reference to the Exhibits filed with the Registration Statement dated September 28, 1987. File No.
33-16113-D), which was amended on March 23, 1989, and on December 17, 1994. The amended copies were filed with the Commission on or about the dates of the amendments.

3.2 Copy of By Laws of the corporation (incorporated by reference to the Exhibits filed with the Registration
Statement dated September 28, 1987, file No. 33-16113-D).

10. Material Contracts (filed with the 10-KSB/A for 3-31-1999 period)
10.1 Memorandum of Understanding (page 1)
10.2 Acquisition Agreement (page 13)

21. Subsidiaries of the Registrant (found on Page 22 of the
Exhibits that were filed with the 10-KSB/A for 3/31/99 period)

27. Financial Data schedules were also filed with the 10-KSB/A on 9/9/1999 for the period ended 3/31/1999.

                       SIGNATURES

         Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              TV COMMUNICATIONS NETWORK, INC. ("TVCN")



/ss/KENNETH D. ROZNOY                /ss/OMAR A. DUWAIK
Kenneth D. Roznoy, Vice President    Omar A. Duwaik, President


Date:  November 15, 1999