Form 10-Q/A
period 1999-06-30
TV COMMUNICATIONS NETWORK INC
filed 2000-01-10
CIK 819802

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 50,835,954 shares of TVCN's Common Stock ($.0005 par value) were outstanding as of June 30, 1999.

         TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES

                             INDEX




                                                          PAGE


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Balance Sheet as of June 30, 1999
          (unaudited) . . . . . . . . . . . . . . . . . . . 3

          Consolidated Statement of Operations for the Three
          ending June 30, 1999 (unaudited). . . . . . . . . 4

          Statements of Cash Flow for the Three
          months ending June 30, 1999(unaudited). . . . . . 6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . 8


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
                               ============         ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY


                             Unaudited                Audited
                            Jun. 30,1999           Mar. 31, 1999
                           ______________         ______________
Current Liabilities:
     Account Payable        $   384,547             $  469,800
     Accounts Payable-discont.
      operations                 22,158                 23,899
     Accrued Expenses           120,228                692,861
     Current portion of
      Long-Term Debt            367,928                367,928
     Current maturities of Long
      Term Discon.               37,500                 37,500
     Current Deferred Gain        -0-                    -0-
     Taxes Payable                -0-
     Subscribers Deposits        24,110                 24,379
                           ______________         ______________

     Total Current
      Liabilities           $   956,471            $ 1,616,367

Long-term Liabilities:
     Long-term Debt         $ 1,677,928            $ 1,798,121
     Long-term Deferred Gain  2,343,500              2,343,500
     Advances from
      Stockholder             1,087,390              1,100,334
                            _____________         ______________

Total Long-Term Liabilities $ 5,108,818            $ 5,241,955

Total Liabilities           $ 6,065,289            $ 6,858,322

Stockholders' Equity
     Class A preferred stock, $1 par
      value; none issued or
      outstanding                 -0-                    -0-
     Class B preferred stock, $1 par
      value; 28,813 shares issued and
      outstanding                28,813                 28,813
     Class C preferred stock, $1 par
      value; no shares
       outstanding                -0-                    -0-
     Class D preferred stock, $1 par
      Value; shares outstanding   -0-                    -0-
     Common Stock, $.0005 par value;
     100,000,000 shares authorized;
      50,835,954 outstanding     25,201                 25,418
      Additional Paid in
       Capital                7,468,938              7,468,721
      Accumulated (Deficit)  <4,189,182>            <4,473,349>
                            _____________          _____________
      Total Stockholders'
       Equity               $ 3,333,770            $ 3,049,603
                            _____________          _____________

Total Liabilities and Stockholder's
 Equity                     $ 9,399,059            $ 9,907,925
                            =============          =============

            TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
                 Consolidated Statement of Operations
             Three Months Ending June 30, 1999 (Unaudited)


                            Unaudited               Unaudited
                         3 Months Ending         3 Months Ending
                           Jun. 30, 1999          Jun. 30, 1998
                        ________________         _______________
Revenue-Operations           $  164,786             $   300,531
Revenue-Sold Cable Operations         0                 355,290
     Interest Income             56,139

     Total Revenue           $  220,925             $   655,821
                        ================         ===============

Operating Expenses: Profit

     Salaries and Wages      $  107,382             $   268,228
     Programming Fees        $    9,671                  12,418
     Cost of Goods Sold               0                  44,675
     Mine Development                 0                  26,104
     General and Administrative 269,065                 473,065
     Depreciation and
      Amortization              142,021                 153,964
     Interest                    59,679                  56,375
                        ________________         _______________

     Total Expenses          $  587,818              $1,034,829
                        ________________         _______________

Operating Income(Loss)       $ <366,893>            $ <379,008>

Estimated Income Taxes       $        0             $    3,120
                        ________________         _______________

Income After Income Tax      $ <366,893>            $ <382,128>

Gain on Sale of Real Estate  $  224,290             $        0
                        ________________         _______________

Income (loss) before
 income taxes                $ <142,603>            $ <379,008>


Income Tax Expense -
 Deferred                    $   48,485             $  129,924
                        ________________         _______________

Net (loss) Income from
 continuing Oper.            $  <94,118>            $ <252,204>

Gain from Discontinued
 operations net                   9,142                      0
of tax benefit
                        ________________         _______________
Net Loss                     $  <84,976>            $ <252,204>


Weighted Average Common Shares Outstanding 50,835,954


Loss per Share                   <0.002>                  <.01>
                        ================         ===============



        TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
         Condensed Consolidated Statement of Cash Flows
          Three Months Ending June 30, 1999 (Unaudited)

                         Unaudited               Unaudited
                      3 Months Ending         3 Months Ending
                       Jun. 30, 1999           Jun. 30, 1998
                      ______________           ______________

Cash Flow From Operating Activities
Net Income (loss)        $ <180,070>            $   <382,128>
Adjustment to reconcile net income
 (loss) to net cash used in operating
 activities
     Depreciation and
      Amortization          142,021                 153,963
Change in certain assets and liabilities
     Common Stock                 0                       0
     Accounts Receivable     22,401                  <7,188>
     Taxes Payable                0                 <21,850>
     Inventory                    0                 <37,180>
     Prepaid Expenses             0                       0
     Accounts Payable       <40,385>                 42,565
     Accrued Expenses       <44,308>                <27,954>
     Subscriber Deposits       <269>                   <175>
     Deferred Gain                0                       0
     Deferred Taxes               0                       0
     Other Assets            66,388                       0
                      _______________          ______________

Cash flows used in
 operating Activities   $  < 34,222>              $<279,947>

Cash Flows From Investing Activities:
     Investments        $      <735>              $  <1.948>
     Property & Equipment   230,833                <151,905>
     Notes Receivable         1,300                 192,409
     Other                   74,265                 <95,202>
                      _______________          ______________
Cash Flows provided by investing
 activities:            $   305,663               $  <56,644>
                      _______________          ______________

Cash Flows From Financing Activities:
     Payments of Stockholder
      Advances          $   <12,944>              $    4,922
     Long-term Debt         <70,953>                 110,255
     License Agreements                                    0
                      _______________          ______________

     Cash flows used in financing
      Activities        $   <83,897>              $  115,177
                      _______________          ______________
     Net Increase (decrease)
      In Cash               187,544                 <221,414>
      Cash - Beginning of
       Year             $   462,157               $  852,362
                      _______________          ______________
      Cash - End of
       Period           $   649,701               $  630,948
                      ===============          ==============

        TV COMMUNICATIONS NETWORK, INC. ("TVCN") AND SUBSIDIARIES
                   Notes to Financial Statements
                 June 30, 1998 and 1999 (Unaudited)

Summary of Significant Accounting Policies

     The summary of TVCN's significant accounting policies are incorporated by reference from TVCN's Annual Report on Form 10-
KSB/A, as amended, for Fiscal Year ending March 31, 1999.

     The accompanying unaudited consolidated financial statements include the accounts of TVCN, and its wholly-owned subsidiaries. All material and inter-company accounts and transactions have been eliminated in consolidation.

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

     TVCN is involved in a three-way transaction with its affiliate, MDA, and Heartland Communications. Under the transaction, TVCN has acquired a four-TV channel station in Quincy, IL from MDA for the issuance of 8,507,460 restricted shares to MDA, and assigned and transfered the station and its license to Heartland. In exchange for such assignment and transfer, among other things, TVCN has acquired from Heartland the right to obtain additional TV licenses in Salina, KS. The transaction went on public notice by the Federal Communications Commission ("FCC") on May 26, 1999, and is pending FCC's approval (see the section
"Quincy, Illinois and Salina, Kansas" in the amended 10-KSB/A for the period ended March 31, 1999).

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

     The construction, development and operation of Wireless
Cable TV ("WCTV") stations requires substantial financial resources. TVCN has not yet finalized its plans with respect to development of WCTV stations in these BTAs. The development is dependent on TVCN's ability to obtain substantial capital resources. There is no assurance that TVCN will obtain sufficient financing to develop such stations. In the meantime, TVCN will attempt to sell its rights and interest in the BTAs and its existing WCTV stations, of which there can be no assurance of success.

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

     Based upon the foregoing, TVCN believes that this is an opportune time to sell its WCTV stations, licenses and rights and interest in its BTAs. TVCN has approximately 1.1 million households in its markets. TVCN intends to contact Sprint, MCI and others about the possibility of selling its WCTV assets. It is impossible to predict as to the outcome of such an effort.
Based on TVCN's experience in selling WCTV stations, and if potential buyers continue to pay the foregoing $54.00/household, TVCN's WCTV assets may be worth as much as $55 million. However, there is no assurance that TVCN will succeed in selling any of its WCTV assets, and if any was sold, the selling price would be anything close to the $54.00/household.

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

     Through Reema, TVCN signed an agreement with the government of Trinidad and Tobago, Latin America, for the purpose of constructing and operating a GTL plant in Trinidad. The proposed plant is expected to convert about 100 million cubic feet per day of natural gas into approximately 10,000 barrels per day of diesel, jet fuel, naphtha and other specialty products. The capital cost of the plant is estimated at $300 million. TVCN is discussing with various financial institutions obtaining the necessary financing for the plant. TVCN is also discussing with different entities the possibility of entering into a partnership agreement for the purpose of financing and implementing the proposed GTL plant. While TVCN intends to focus its future activities on the gas project, there is no assurance that TVCN will succeed in obtaining the necessary financing or entering into any partnership agreement with any entity.

Internet Business Opportunities

     On February 16, 1996 TVCN incorporated its wholly-owned subsidiary, Planet Internet Corp. as an Internet Service
Provider (ISP). Planet Internet provided internet service to subscribers. By March 31, 1999, Planet had 836 subscribers, and was running a negative cash flow of about $40,000 per month. On May 18, 1999, TVCN signed on agreement to sell Planet to BeWell Net Corp., another ISP. The net sale price was $1,508,640 payable in common stock of BeWell Net at the rate of $5.00 per share. Accordingly, TVCN will receive 301,728 shares of the common stock of BeWell Net. As part of the sale, TVCN will allocate 80,000 shares for distribution to various employees as performance bonuses. None of the officers or directors of TVCN is expected to receive any of said stock other than Kenneth Roznoy who will receive 5,000 shares of said stock. As part of the transaction, BeWell Net will receive all the internet equipment in the approximate amount of $282,000, and will assume a liability in the approximate amount of $230,000. The 301,728 shares of BeWell Net represents 3.85% of the total issued and outstanding shares of BeWell Net's common stock. BeWell Net is a private company and has no public trading market for its stock. TVCN will continue to assume certain debt responsibility of Planet in the amount of $53,515.

InterOmni Services - The InterOmni Wallet

     TVCN has incorporated a wholly-owned subsidiary, InterOmni
Services, Inc, in order to develop the InterOmni Wallet, a digital profile that tracks and records information about individuals. TVCN attempted to sell InterOmni, but the sale did not go through. TVCN has ceased any further development in InterOmni.

Revenues

	During the period ended June 30, 1999, TVCN sold one of its two residential lots for $630,000 that generated a real estate gain of $224,290. The net operating loss for the quarter ended June 30, 1999 was $366,893 as compared to $379,008 for the quarter a year ago. The loss is reduced to $142,603 for the June, 1999 quarter when the real estate sale is taken into account.

 	The total revenues for the first quarter ended June 30, 1999, were $220,925 as compared to $655,821 for the first quarter ended June 30, 1998. The decrease was due to the sale of TVCN's Subsidiary, Planet Internet, and the fact that no TV station was sold during the current period.

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

Net Gain

	TVCN realized a net gain of $224,290 from the sale of its real estate property.


  Liquidity and Capital Resources

     TVCN initially financed its growth through private loans and private financing. TVCN will finance its future growth primarily from the sale of assets and possibly through further private financing, of which there can be no assurance of success.

     To date, TVCN has not engaged in any debt financing,
with the exception of the BTA's funding through the FCC, and the purchase of the internet equipment which will be assigned and transferred to BeWell Net as part of the sale of Planet. The lease underlying such equipment will also be transferred to and assumed by BeWell. TVCN's cash flow for the three months ended June 30, 1999, and June 30, 1998, are summarized as follows:
                          June 30, 1998         June 30, 1999
                            Unaudited             Unaudited

Cash Flow From Operating
 Activities                $ <279,947>            $ <34,222>
Cash Flow From Investing
 Activities                $  <56,644>            $ 305,663
Cash Flow From Financing
 Activities                $  115,177             $ <83,897>
Cash - Beginning of Period $  852,362             $  462,157

Cash - End of Period       $  630,948             $  649,701

     The sales of the Denver, Colorado, Washington, D.C., and Detroit, Michigan systems for approximately $17.5 million with a resulting gain of $15.5 million, the sale of the Rome, Georgia station for $2.0 million, and the sale of other assets have been adequately covering TVCN's liabilities along with allowing TVCN develop other wireless cable TV markets in the United States and explore other business opportunities domestically and internationally.

     Currently, TVCN has $2,125,293 in long term debt which is primarily for the purchase of the TVCN corporate headquarters building in Denver, Colorado, for the Basic Trade Area rights purchased during the FCC BTA Auction, and for equipment purchases.

     TVCN's current assets and liabilities are $1,114,876 and $956,471, respectively. TVCN's cash position is such that management anticipates no difficulty in its ability to meet its current obligations. TVCN currently has investments of $165,105 in government securities.

  Accounts Receivable and Payable

     In connection with the sale of the Detroit system, all payments and notes underlying the sale have been paid to TVCN except one note receivable in the amount of $2.4 million which is due by December 30, 2000. Thus the decrease in notes receivable as of June 30, 1999 is due to the receipt of note payments.

     The increase in assets and decrease in liabilities were the result of the sale of TVCN's real estate and Planet
Internet.

  Advance from Stockholders

     The president of TVCN continued to advance loans to TVCN. As of June 30, 1999, these loans totaled
$1,087,390.

     On February 14, 1995, Mr. Omar Duwaik was granted a cash bonus of $100,000 by the Board of Directors. Because of cash flow constraints, the bonus has not been paid, and is not expected to be paid within the next 12 months.

 PART II.     OTHER INFORMATION

   ITEM 1.      Legal Proceedings

      In connection with its past investment in mining operations, TVCN filed a law suit against Ray Naylor, et al.
The case is still pending. Other than said case, and except as noted under the heading Frederick Case Settlement, as detailed in TVCN's 1999 Annual Report, as amended, for the period ended March 31, 1999 TVCN knows of no material litigation pending, threatened or contemplated, or unsatisfied judgment against it, or any proceedings in which TVCN is a party. TVCN knows of no material legal actions pending or threatened or judgments entered against any officers or directors of TVCN in their capacity as such in connection with any matter involving TVCN or the business.

   ITEM 2.     Changes in Securities

     There have been no changes in TVCN's securities since March
31,
1999.

   ITEM 3.     Default Upon Senior Securities

     None.

   ITEM 4.     Submission of Matters to a Vote of Security
Holders

     No matters were submitted to a vote of Shareholders during the quarter ended June 30, 1999.

   ITEM 5.
     None.

Exhibits (previously filed with the Commission and incorporated by this reference)

3.1 Copy of Certificate of Incorporation of the corporation
(incorporated by reference to the Exhibits filed with the Registration Statement dated September 28, 1987. File No.
33-16113-D), which was amended on March 23, 1989, and on December 17, 1994. The amended copies were filed with the Commission on or about such dates.

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


Date:  September 13, 1999