Form 10-Q
period 1999-12-31
TV COMMUNICATIONS NETWORK INC
filed 2000-02-14
CIK 819802

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-QSB




      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the period ending December 31, 1999

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
shares of TVCN's Common Stock ($.0005 par value) were outstanding as of December 31, 1999.

                 TV COMMUNICATIONS NETWORK, INC. AND
                              SUBSIDIARIES

                                INDEX




                                                                   PAGE


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Balance Sheet as of December 31, 1999
          (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . 4


          Consolidated Statement of Operations for the Three
          and Nine ending December 31, 1999 (unaudited) . . . . . . . 6


          Statements of Cash Flow for the Nine
          months ending December 31, 1999(unaudited). . . . . . . . . 7


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . . . . 9


PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . 14



SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

                      PART I.     FINANCIAL INFORMATION


                       ITEM 1.     Financial Statements

                   TV COMMUNICATIONS NETWORK, INC. AND
                               SUBSIDIARIES
                         Consolidated Balance Sheet
                             December 31, 1999



                                        Unaudited            Audited
                                    December 31, 1999      Mar. 31,1999
                                    ________________       _____________
Current Assets:

     Cash                             $   690,284           $   462,157
     Investments                           27,935                27,200
     Accounts Receivable                    6,834                28,850
     Inventory                            171,002               165,261
     Current Portion of Notes               1,300                 1,300
     Current Portion of Def. Tax          121,838               121,838
     Other Current Assets                  33,438                80,787
                                     ______________        _____________
     Total Current Assets             $ 1,052,631           $   887,393


Property and Equipment-Net            $ 1,258,677           $ 3,252,830
                                     ______________        _____________

Other Assets:
     Notes Receivable                 $ 2,376,178           $ 2,343,500
     License Agreements - Net           1,331,899             1,396,945
     Deferred income taxes              1,993,665             1,875,443
     Prepaid Building Lease                87,000                 -0-
     Other assets                         548,678               109,632
     Reclamation bonds disc. operations    42,182                42,182
                                     ______________        _____________
     Sub-total Other Assets           $ 7,638,280           $ 5,767,702

Total Assets                          $ 8,690,910           $ 9,907,925
                                     ==============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY


                                        Unaudited             Audited
                                       Dec. 31,1999       Mar. 31, 1999
                                      _____________        _____________
Current Liabilities:
     Account Payables                  $   326,084          $   469,800
     Accounts Payable- discont. Operations   -0-                 23,899
     Accrued Expenses                      262,650              692,861
     Current portion of Long-Term Debt      57,483              367,928
     Current maturities of Long Term Discon 37,500               37,500
     Current Deferred Gain                   -0-                  -0-
     Taxes Payable                           -0-                  -0-
     Subscribers Deposits                   24,932               24,379
                                        _____________       ____________

    Total Current Liabilities          $   708,649          $ 1,616,367

Long-term Liabilities:
     Long-term Debt                    $ 1,267,445          $ 1,798,121
     Long-term Deferred Gain             2,343,500            2,343,500
     Long-term Deferred Income              34,500                -0-
     Advances from Stockholder           1,147,564            1,100,334
                                        _____________       ____________

Total Long-Term Liabilities            $ 4,793,009          $ 5,241,955

Total Liabilities                      $ 5,501,658          $ 6,858,322

Stockholders' Equity
     Class A preferred stock, $1 par
      value; none issued or outstanding      -0-                  -0-
     Class B preferred stock, $1 par
      value; 28,813 shares issued and
      outstanding                           28,813               28,813
     Class C preferred stock, $1 par
      value; no shares outstanding           -0-                  -0-
     Class D preferred stock, $1 par
      value; shares outstanding              -0-                  -0-
     Common Stock, $.0005 par value;
      100,000,000 shares authorized;
      51,195,914 outstanding                25,201               25,418
      Additional Paid in Capital         7,468,938            7,468,721
      Accumulated (Deficit)             <4,333,700>          <4,473,349>
                                         ____________        ___________
      Total Stockholders' Equity       $ 3,189,252          $ 3,049,603
                                         ____________        ___________

Total Liabilities and
 Stockholder's Equity                  $ 8,690,910          $ 9,907,925
                                         ============        ===========


           TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
                  Consolidated Statement of Operations
     Three Months Ending December 31, 1999 and 1998 (Unaudited)



                                 Unaudited               Unaudited
                              3 Months Ending         3 Months Ending
                               Dec. 31, 1999          Dec. 31, 1998
                              ________________         ______________
Revenue-Operations            $  45,782                 $  238,230
Revenue-Sold Cable
     Operations               $    -0-                  $    -0-
Revenue Lawsuit Settlement    $    -0-                  $  300,000
Interest Income               $  110,074                $
                                ____________            ____________
     Total Revenue            $  155,855                $  538,230
                                ============            ============

Operating Expenses: Profit
     Salaries and Wages       $  90,787                $  251,550
     Programming Fees             9,789                    <5,039>
     Cost of Goods Sold                                    11,143
     Mine Development             -0-                      16,714
     General and
      Administrative            185,213                   298,684
     Depreciation and
      Amortization               61,957                   161,632
     Interest                 $   6,368                $   64,460
                               ___________             ___________

     Total Expenses           $ 354,113                $  799,144
                               ___________             ___________

Operating Income(loss)        $<198,228>               $ <260,914>
Estimated Income Tax              -0-                     <88,711>
                               ___________             ___________

Income After Income Tax        <198,258>                 <172,203>
Gain On Sale of Assets          111,431                     -0-
                               ___________             ___________
Income (loss) after             <86,827>                 <260,914>
 income tax

income Tax Expense-Deferred     <118,223>                   -0-

Net (loss) income from         ___________             ___________
 continuing                       31,396                 <260,914>

Gain from discontinued
 operation net of tax         $  <14,757>              $    -0-
 benefit                       ___________             ___________

Net (loss) income             $   16,639               $ <260,914>


Weighted Average Common
 Shares Outstanding 50,835,954

Net Income Per Share                .0003                   <.004>
                               ===========             ============




         TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
          Condensed Consolidated Statement of Operations
         Nine Months Ending December 31, 1999 (Unaudited)

                                     Unaudited               Unaudited
                                 9 Months Ending         9 Months Ending
                                 Dec. 31, 1999            Dec. 31, 1998
                                 ______________           ______________

Revenue - Operations               $   300,443               $   829,685
 Interest Income                       168,494
Revenue - Sold Cable                     -0-                     717,686
     Operations
     Revenue - Sold Station              -0-                       -0-
     Revenue Lawsuit Settlement                                  300,000
     Total Revenue                 $   468,937               $ 1,847,371
                                  ==============          ==============

Operating Expenses: Profit

     Salaries and Wages            $   290,726               $   755,187
     Programming Fees                   26,424                    18,982
     Cost of Goods Sold                                           80,242
     Mine Development                                             65,133
     General and Administrative        950,591                 1,239,389
     Depreciation and Amortization     280,934                   467,196
     Interest                           67,247                   189,595
                                  ______________           _____________
     Total Expenses                $ 1,615,923               $ 2,815,724

Operating Income (Loss)            $ <1,146,986>             $  <968,353>
Estimated Income Taxes             $      -0-                $   197,257
                                  ______________           _____________

Income After Income Tax            $<1,146,986>             $   <771,096>
Gain on Sale of Real Estate        $   822,007              $      -0-
                                  ______________           _____________

Income (loss) Before
 Income Taxes                      $  <324,979>             $   <968,353>
Income Tax Expense Deferred        $   118,223                     -0-

Net (loss) income from continuing  $  <206,756>             $      -0-

Gain from discontinued operation   $   <22,735>             $      -0-
                                  ______________           _____________

Net (loss) income                  $  <229,491>             $   <771,096>


Weighted Average Common Shares
 Ourtstanding 50,835,954
Net (loss) income Per Weighted
 Common Share                     $      <.005>             $     <.01>
                                  ==============           =============

          TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
           Condensed Consolidated Statement of Cash Flows
      Nine Months Ending December 31, 1999 and 1998 (Unaudited)

                                 Unaudited             Unaudited
                           9 Months Ending       9 Months Ending
                            Dec. 31, 1999         Dec. 31, 1998
                           ________________      _______________

Cash Flow From Operating
 Activities
Net Income (loss)          $   <229,491>           $  <771,096>
Adjustment to reconcile net
 income (loss) to net cash
 used in operating  activities:
     Depreciation and
      Amortization         $    325,205            $   467,197
Change in certain assets
 and liabilities:
     Common Stock                 -0-                  500,373
     Gain on Sale of Denver
      Assets               $   <404,917>                 -0-
     Gain (Loss) on Sale
      of Planet Internet       <466,286>                 -0-
     Gain (loss) on Sale
      of Detroit                 49,196                  -0-
     Gain on Sale of Real
      Estate                                             -0-
     Accounts Receivable   $     22,016                 <13,390>
     Taxes Payable                                     <21,850>
     Inventory                   <5,741>                <38,101>
     Prepaid Expenses           <87,000>                  -0-
     Accounts Payable          <167,615>                 <9,378>
     Accrued Expenses          <430,211>                 96,575
     Subscriber Deposits            553                     200
     Deferred Gain               34,500                <657,992>
     Deferred Taxes            <118,222>                105,440
     Other Assets                47,349
                           ______________          _____________

Cash flows used in
 operating Activities     $  <1,430,664>            $  <342,022>
                           ______________          _____________

Cash Flows From Investing Activities:
     Net Investing
      Activity            $    <443,456>            $      .00
     Proceeds From Sale
      of Real Estate          1,262,077                    .00
     Proceeds from
      Property & Equip        1,567,368                    .00
     Property & Equipment
      Purchases                   -0-                      .00
     Investments                  -0-                   <4,224>
     Property & Equipment         -0-                  <99,824>
     Notes Receivable           <32,678>                736,513
     Other                        3,675                 <57,078>
                           ______________          _____________

Cash Flows provided by investing
 activities:              $   2,356,986             $   575,387
                           ______________          _____________

Cash Flows From Financing Activities:
     Stockholder Advances $      47,230                   -0-
     Payments of Stockholder                              -0-
      Advances            $       -0-               $   <18,053>
     Long-term Debt            <841,121>                 71,808
     License Agreements             <19>               <447,594>
                           ______________          _____________

     Cash flows used in financing
      Activities          $    <793,910>            $  <393,839>
                           ______________          _____________
     Net Increase (decrease)
      in Cash                   228,127                <160,464>
      Cash - Beginning
       of Year            $     462,157             $   852,367
     Cash - End of Year         690,284                 691,893
                           ______________          _____________
     Ending Cash Balance
     Cash - End of Period $     690,284             $   691,893
                           ==============          =============


        TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES


                   Notes to Financial Statements
              December 31, 1999 and 1998 (Unaudited)

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

Interim Unaudited Financial Statements

     Information with respect to December 31, 1999, and December 31, 1998, and the periods then ended have not been audited by TVCN's independent auditors, but, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of the operations of TVCN. The results of operations for the three and nine months ending December 31, 1999, and December 31, 1998, are not necessarily indicative of the results of the entire fiscal year.

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

     TVCN is involved in a three-way transaction with its affiliate, Multichannel Distribution of America ("MDA"), and
Heartland Communications. Under the transaction, TVCN has acquired a four-TV channel station in Quincy, IL from MDA for the issuance of 8,507,460 restricted shares to MDA, and subsequently assigned and transfered the station and its license to Heartland. In exchange for such assignment and transfer, among other things, TVCN has acquired from Heartland the right to obtain additional TV licenses in Salina, KS. The transaction went on public notice by the Federal Communications Commission ("FCC") on May 26, 1999, and is pending FCC's approval (see the section
"Quincy, Illinois and Salina, Kansas" in the amended 10-KSB/A for the period ended March 31, 1999). (Verbal approval and written notice was received by TVCN on 2/7/00. The two companies now have 45 days to finalize the Salina transaction.)

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

  Revenues

     The total revenues for the three and nine months periods ending December 31, 1999 were $155,855 and $468,937 respectively, as compared to $538,230 and $1,847,371 for the same periods ending December 31, 1998. The decrease was due to the sale of Planet Internet.

  Operating Expenses

     Total operating expenses for the three and nine months periods ending December 31, 1999, were $354,113 and $1,615,923, respectively as compared to $799,144 and 2,815,724 during the same periods ending December 31, 1998. The change in expenses of $1,199,801 is summarized as follows:

     Decrease in Salaries and Wages                 $  <464,461>

     Increase in Programming Fees                         7,441
     Decrease in Cost of Goods Sold                     <80,242>
     Decrease in Mine Development                       <65,133>
     Decrease in General & Administrative Expense      <288,798>
     Decrease in Depreciation and Amortization         <186,262>
     Decrease in Interest Expense                      <122,348>

     Net decrease in total expenses                 $<1,199,801>

     All decreases were the result of reduction and streamlining of operations, and the sale of Planet Internet.

  Net Gain

     The net gain <loss> after income tax estimate for the three and nine month periods ending December 31, 1999 were $16,639 and $<229,491>, compared to a change of $<260,914> and $<771,096>
during the three and nine months ended December 31, 1998. The gain was due to the sale of TVCN corporate Building in Denver, Colorado as well as its warehouse facility in Detroit, Michigan. The loss decrease was due to reducing expenses in continuing Operations.

  Income Taxes

     Estimated income taxes are calculated at 35% for federal obligations.

  Liquidity and Capital Resources

     TVCN initially financed its growth through private loans and private sale of stock. TVCN will finance its future growth primarily from the sale of assets.

     To date, TVCN has not engaged in any debt financing,
with the exception of the BTA's funded through the FCC.   The debt
that resulted from the purchase of the internet equipment has been transferred to and assumed by the buyer of Planet Internet. The Company has relied on private individuals or group investments. The Company's cash flow for the nine months ended December 31, 1999, and December 31, 1998, are summarized as follows:
                             Dec 31, 1999          Dec 31, 1998
                                Unaudited             Unaudited

     Cash Flow From Operating
       Activities              $ <1,430,664>       $   <342,022>
     Cash Flow From Investing
       Activities              $  2,356,986        $    575,387
     Cash Flow From Financing
       Activities              $ <793,910>         $   <393,839>
     Cash - Beginning of
      Period                   $  462,157          $    852,367

     Cash - End of Period      $  690,284          $    691,893

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

     Currently, TVCN has $1,267,445 in long term debt which is primarily for the Basic Trade Area rights purchased during the FCC BTA Auction, and for Equipment Purchases. TVCN has sold its office building in Denver, Colorado, and as well as its warehouse facility in Detroit, Michigan. For more information, see TVCN's Annual Report on Form 10-KSB/A for the period ended March 31, 1999.

     TVCN's current assets and liabilities are $1,052,631 and $859,912, respectively. TVCN's cash position is such that management anticipates no difficulty in its ability to meet its current obligations. TVCN currently has $90,780 investments in government securities.

  Accounts Receivable and Payable

     In connection with the sale of the Detroit system, all payments and notes underlying the sale have been paid to TVCN except one note receivable in the amount of $2.4 million which is due by December 30, 2000.

  Advance from Stockholders

     The President of TVCN continued to advance loans to TVCN, as of December 31, 1999, these loans totaled
$1,046,209.

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

   ITEM 2.     Changes in Securities

     There were no changes in Securities during the third quarter ending December 31, 1999.

   ITEM 3.     Default Upon Senior Securities

     None.

   ITEM 4.     Submission of Matters to a Vote of Security
                Holders

     No matters were submitted to a vote of Shareholders during the quarter ended December 31, 1999.

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


Date:  February 14, 2000