Form 10-K/A
period 1999-03-31
TV COMMUNICATIONS NETWORK INC
filed 2000-06-26
CIK 819802

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-KSB\\A3



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

                    Forward Looking Statements

Certain oral and written statements of management of TVCN included in the Form 10 KSB and elsewhere contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor created thereby. These statements include the plans and objectives of management for future operations, Gas-To-Liquids ("GTL") Technology based on TVCN's Gas-To-Liquids process, anticipated capital and operating costs of Gas-To-Liquids plants, signing a definitive agreement, obtaining required financing for such plants, the continued development of our Gas-To-Liquids process and the projected economic use of it. In addition, these statements include but are not limited to such words as "intent", "believe", "estimate", "choice", "projection", "potential", "expect", "should", "might", "could" and other similar expressions. The forward looking statements included herein and elsewhere are based on current expectations that involve judgments which are difficult or impossible to predict accurately and many of which are beyond our control. Actual results may differ substantially from these statements. In particular the assumptions assume the collectability of the note receivable from the sale of cable operations, the ability to sign a definitive agreement, obtain required financing, construct and successfully operate commercial Gas-To-Liquids plants, and produce a salable product from the proposed Gas-To-Liquids plant, and the ability to successfully develop the BTAs and markets, satisfactory resolution of legal maters, and economic, competitive and market conditions for our business. Although we believe that the assumptions are accurate, there can be no assurance that the forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in the forward looking statements, the inclusion of such information should not be regarded as a representation by we or any other person that our objectives and plans can or will ever be achieved.


PART I
 ITEM 1.              DESCRIPTION OF BUSINESS

Business Development

TV Communications Network, Inc. ("TVCN" or "the Company") was organized as a Colorado corporation on July 7, 1987. Its executive offices are at 10020 E. Girard Avenue, Suite 300, Denver, Colorado 80231, its telephone number is (303) 751 2900 and its fax number is
(303) 751-1081. The Company was formed to seek business opportunities that, in the opinion of management, will provide profit to the Company in any industry in general and the Wireless Cable TV ("WCTV") industry in particular. During its early years, TVCN focused its attention on these Wireless TV operations. After early success, we began to diversify. Since then, TVCN has been a diversified holding enterprise with operations in gas and oil refining; Wireless Cable TV; Internet; mining; auto salvage and wireless communications. However, we recently sold our Internet operations, and we are considering the sale of other operations in order to focus on our gas and oil business.

Wireless Cable TV ("WCTV") Operations

The WCTV industry was created in 1983 when the FCC began licensing Wireless Cable TV stations to broadcast multiple TV channels per station on microwave frequencies. The Wireless
Cable frequency spectrum is now divided by the FCC into groups of frequencies such as MMDS ("Multichannel Multi-Point Distribution Service"), ITFS ("Instructional Television Fixed Service"), OFS ("Operational Fixed Service"), as well as the MDS (single channel) band previously available. MMDS, MDS and OFS frequencies are licensed to commercial entities for commercial use, while ITFS frequencies are licensed to educational institutions for educational, instructional and cultural TV programs. However, the educational institutions are allowed to lease any excess capacity on their channels to commercial entities for commercial use. A television station that employs any microwave channels to broadcast cable TV programming to subscribers for monthly fees, is referred to as a Wireless Cable TV station.

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

The FCC regulates the construction, operation, and reporting requirements of Wireless Cable stations, which transmit from 4 to 33 analog TV channels of programming and have a range of 25 to 50 miles from the transmitting station. With new digital equipment coming to the marketplace, each channel will be able to deliver up to six different TV programs. The costs involved in digital transmissions are very prohibitive now, but as demand increases, these costs should become more affordable. A Wireless Cable station can deliver a variety of signals, including subscription television, data, and other related entertainment and communications services. Wireless Cable station subscribers capture the microwave signals by means of a specially designed partial parabolic antenna. The captured microwave signals are then converted to frequencies recognizable by a standard television set.

Wireless Cable Stations

Salina, Kansas. We are currently operating a wireless cable TV system in Salina. The system broadcasts on 19 channels to a base of 447 subscribers and has two employees. Zenith scrambling equipment was introduced into the Salina head-end equipment in November and December, 1996, each subscriber's household received a new descrambler (set-top converter), and we added ESPN, Showtime and Flix to the programming package. The number of subscribers remain limited because of the limited number of TV channels.
With only 19 TV channels, we have been unable to compete effectively against conventional cable TV operators. Through an agreement with Nucentrix Broadband (formerly known as Heartland), which agreement is awaiting FCC approval, we hope to increase the number of TV channels to as many as 33.

Mobile, Alabama. TVCN's 4-TV channel station in Mobile, Alabama was leased to Mobile Wireless TV, Inc. ("Mobile Wireless") pursuant to a lease agreement dated May 9, 1994. The lease was for an initial period of five years at the greater of $2,000.00 per month, 0.50 per month per subscriber or 2.0% of the gross monthly revenues of the station. Mobile Wireless was hoping to lease many additional TV channels from other licensees in order to offer a reasonable alternative to conventional cable TV in Mobile. However, Mobile Wireless was able to lease or buy only seven more channels in addition to our four channels. With only 11 TV channels, Mobile Wireless was unable to mount a viable commercial wireless cable TV system that could compete adequately against cable TV systems. The revenues of the station remained limited, and only the minimum monthly transmission fees were received by us during the last five years. The lease expired in May, 1999. Mobile Wireless expressed its interest to renew the lease for five more years under the same terms and conditions. We declined to enter into a long term lease because of our desire to sell our rights and interest in the station. However, we agreed to lease the station on a month-to-month basis at the rate of $1,200.00 per month. We are considering the sale of the assets in the Mobile market.

San Luis Obispo, California.  TVCN owns a 4-TV channel station
(E1, E2, E3, E4) in San Luis Obispo, California which was leased to Wireless Telecommunications, Inc. ("WTCI") in 1995. In January,
1996, Wireless Telecommunications defaulted on its payments. We repossessed the station in June 1996 and have been operating it since that time. As part of the settlement with Wireless Telecommunications, we agreed to purchase the Basic Trading Area License of San Luis from Wireless Telecommunications. In exchange, Wireless Telecommunications conveyed and transferred all of its assets and interest in the License to us. (See "The FCC Spectrum Auction" on page 5.) The purchase price for the Basic Trading Area License was $452,168. Of this amount
$90,000 was paid in cash, and $362,168 was paid in the form of our assumption of an obligation in that amount payable to the FCC over 10 years, with interest only payments for the first two years and principal and interest payments for the final eight years. The FCC approved the transfer of the License to us on May 23, 1997. Since we need more TV channels to be competitive, we also acquired from non-affiliated entities, the three individual H-Group channel licenses (H1, H2, and H3) for $20,000.00. The FCC also approved this acquisition. Currently, we are broadcasting on seven channels (3 H-Group channels and 4 E-Group channels) to 59 subscribers. As the new owner of the Basic Trading Area License, we applied for the 4 F-Group channels (F1, F2, F3, and F4) and for the two single channels MDS1 and MDS2. The FCC approved TVCN's applications for the last six channels. We have not yet constructed the transmission facilities for these six additional channels. We have until August, 2001 to complete such construction. The construction of those six channels would expand the station capacity to 13 channels, which is still not commercially viable to compete against conventional cable TV systems. We are negotiating with other licensees in San Luis for the purpose of leasing additional channels. In the meantime, we are considering selling all of our assets in this market.

Other stations. TVCN owns 4-TV channel stations in each of Hays, Kansas; Woodward, Oklahoma; and Quincy, Illinois. In cooperation with our affiliate, Multichannel Distribution of America, Inc. (MDA), we have also constructed four-channel stations in Myrtle Beach, South Carolina; Rome, Georgia; and Scottsbluff, Nebraska. MDA is owned and controlled by our president. The Quincy station is involved in a three-way transaction. We acquired the station from our affiliate
MDA and entered into an agreement with Heartland Communications to transfer and assign the rights and interest in the Quincy station to Heartland in exchange for transferring certain of Heartland's rights and interest in its Basic Trading Area License in Salina, Kansas to us.
The agreement with Heartland is awaiting a final approval from the FCC (see the discussion under "Quincy, Illinois and Salina, Kansas").
The Woodward station is being leased to Heartland for $500.00 per month for a period of two years expiring April 2001. Our stations in Myrtle Beach and Scottsbluff have not been placed into commercial operation yet, nor are they the subject of any lease because no reasonable lease has been offered. Because of the limited number of channels (4-channel each) of these stations, We have no immediate plans to place these two stations into commercial operations. We are considering the sale of these and other stations.

In addition, in an effort to expand our concentration of Wireless Cable stations in the West Virginia and Pennsylvania areas, we applied for five vacant channels in the Scranton/Wilkes-Barre/Hazelton Basic Trading Area License. Also in order to increase the channel capacity of the Scranton station, TVCN purchased the F Group lease and station equipment from American Telecasting, Inc. for $200,000. This Lease entitles us to utilize the Four Channels of frequencies 24-hours a day, seven-days a week during the term(s) of the lease. The lease is for $750.00 per month for five years, renewable every five years thereafter at our option.

Governmental Regulation/FCC Licensing

The licenses of TVCN are not subject to regulation by any state or local government. However, the Wireless Cable Frequencies are subject to FCC regulations. Our ability to continue providing programming is dependent upon our continued FCC qualification as the licensee (or lessee) of the channels comprising such system. In any given market the microwave broadcast spectrum is divided into 33 channels. These channels are further divided into groups as follows:

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

Of the 33 channels in this part of the spectrum a commercial Wireless Cable TV operator can directly own the licenses for the eight MMDS channels (groups E and F), the OFS channels (H1, H2 and/or H3) and the MDS channels (1 and 2 or 2A). This allows an operator to directly own up to thirteen (13) channels. In addition, the FCC has authorized educational licensees (groups A, B, C, D and G) to lease their excess capacity for commercial use, including subscription television service.

The FCC Spectrum Auction

Until November, 1995, the FCC used to grant licenses in the Wireless Cable TV frequency spectrum to qualified applicants on a first-come first-served basis. From November 13, 1995 to March 28, 1996 the
FCC changed policy and conducted an auction of the frequency spectrum used by these stations. In this Auction, the FCC divided the country into Basic Trading Areas adopting the same 487 geographic areas as defined by Rand McNally's Commercial Atlas and marketing guide. plus
6 other areas not so defined. The successful bidder on each area acquired the right to obtain the licenses for all parts of the commercial Wireless Cable spectrum in the area, which were not already under license. Prior to the Auction, a licensee could be granted a license for up to four commercial TV channels only. Now, an area winner can receive a license for up to 13 commercial TV channels. In order to qualify to participate in the Auction, each bidder was required to pay an up-front payment to the FCC. TVCN's up-front payment was $300,000, which included a small business bidding credit of $400,000.

TVCN was the successful bidder on the following 12 Basic Trading Areas:
Clarksburg-Elkins, Fairmount, Logan, Morgantown, Wheeling, West Virginia; Steubenville, Ohio/Weirton, West Virginia; Dickinson and Williston, North Dakota; Scranton/Wilkes Barre/Hazleton and Stroudsburg, Pennsylvania; Scottsbluff, Nebraska; and Watertown, New York. Our net bid was $1,276,000 (taking into account the 15% small business credit TVCN received). This made us the tenth largest participant in terms of the number of BTAs acquired, and the 22nd largest participant in terms of dollar volume. The total amount outstanding on this obligation is $1,020,445, which TVCN is financing over ten years as described in the notes to our financial statements. We have not yet finalized plans with respect to the development of Wireless Cable stations in these areas. The development is dependent on our ability to obtain substantial capital resources. There is no assurance that we will obtain sufficient financing to develop these stations. In the meantime, we will attempt to sell our rights and interest in the Area Licenses, of which there can be no assurance.

Purchase/Sale of Wireless Cable TV Stations

In 1991, TVCN, together with its affiliate Multichannel Distribution of America ("MDA"), Inc., made a successful bid in the U.S. Bankruptcy Court in New York to purchase the Wireless Cable station in Washington, D.C., and another station in Detroit, Michigan. MDA is substantially owned and controlled by our president. The two acquired Wireless stations were owned by the Microband Companies, Inc. which were under bankruptcy proceedings. The purchase price for the two stations was $6,264,000.00 of which the amount of $4,864,000 was paid in the form of issuing to Microband 4,864,000 shares of TVCN's Class D, preferred stock, and the remaining balance of $1,400,000 was paid in cash and a short term note. A few months later, MDA purchased from Microband Companies the foregoing 4,864,000 shares of preferred shares for a cash payment of $152,000.

The acquisition cost of the two Wireless Cable stations in Detroit and Washington, D.C. was initially recorded on TVCN's books at the purchase price of $6,264,000. However, in our 10-KSB of March 31, 1994 the recorded purchase price of the two stations was adjusted to $1,552,000 instead of the original $6,264,000. Subsequently, the two stations were sold for a total of $13.5 million payable in cash and notes that carried an annual interest of 8.0% as follows:

The Wireless Cable station in Washington, D.C., was sold in 1993 to Eastern Cable Network Corp. for $2,500,000.00 payable as follows:
(1) a non-refundable deposit of $50,000.00; (2) payment upon closing of $550,000.00; (3) payment of $600,000.00 six months after Closing; and (4) balance of $1.3 million dollars under a promissory note at eight percent (8%) interest payable in sixteen (16) equal quarterly installments, commencing November 22, 1994, secured by a lien upon the entire System.

In 1994, TVCN also sold the Wireless Cable station in Detroit, Michigan to Eastern Cable Networks of Michigan, Inc. EASTERN, a subsidiary of Eastern Cable Network Corp. The consideration received by us was $11,000,000 payable as follows: (1) a deposit of $250,000;
(2) $2.25 million cash at closing; (3) $500,000 90 days after closing;
(4) up to $2.0 million payable as a function of EASTERN's ability to successfully expand its services; (5) $500,000 nine months after closing; and (6) a $5.5 million promissory note secured by a lien upon the entire station.

On August 30, 1995, Eastern Cable Network Corp. ("EASTERN") sold the Detroit station to a subsidiary of Peoples Choice TV. In September
1995 TVCN filed a lawsuit in the District of Columbia Superior Court seeking damages and to set aside the transaction on the grounds that it violated the agreement pursuant to which TVCN sold the Detroit station to EASTERN in 1994. On January 12, 1996 the parties settled the lawsuit effective December 31, 1995. Pursuant to the settlement, we released EASTERN from all liability and consented to Peoples Choice assumption of the note secured by the Detroit station. In return, EASTERN and Peoples Choice paid us $614,120 in cash; Peoples Choice assumed the Original Detroit Note; and one of Peoples Choice wholly-owned subsidiaries executed a second note (the Additional Detroit Note) in favor of TVCN in the amount of $2.15 million. As of March 31, 1999, all payments under the Washington station sale, and the original Detroit Note have been received, and the remaining balance in the amount of $2,448,957.50, as required under the Additional Detroit Note is due to the Company by December 30, 2000. The Latter Note carries an annual interest of 9%, payable semiannually until the Note is fully paid. All interest payments under this Additional Detroit Note have been timely received.

Denver, Colorado - In December 1993 we sold our Denver, Colorado Wireless Cable TV station to American Telecasting, Inc., of Colorado Springs, Colorado. The gross purchase price was determined pursuant to a contractual formula to be $6,073,500. After adjustments, the net purchase price was $5,868,434. As of March 31, 1999 all payments under the sale of the Denver station were received.

Quincy, Illinois and Salina, Kansas

As mentioned on page 3, we are operating a Wireless Cable TV station with a limited number of TV channels in Salina, Kansas. During the FCC auction (see "The FCC Spectrum Auction" on page 5), Heartland Communications Corp. (now known as Nucentrix Brodband) was the successful bidder for the Salina Basic Trading Area. That limited our ability to lease or license additional TV channels in Salina. That also gave Heartland the exclusive right to obtain the remaining licenses which we had not applied for in the Salina market. These remaining licenses were also limited in number. Specifically, our Salina system had been effectively limited to 19 TV channels, hardly adequate to compete against conventional cable TV systems. Since Heartland was the FCC auction winner for the Salina Area License, Heartland got the exclusivity over the remaining 14 TV channels in Salina. Dividing the frequency spectrum in Salina, with 14 channels under Heartland's control, and 19 channels under TVCN's control, severely limits the ability of either Heartland or TVCN to independently develop the Salina market to its growth potential. As a result, the two companies began to discuss the possibility of finding a solution.

After several rounds of negotiations, Heartland gave us what we deemed to be an acceptable offer, i.e., the two companies would partition the BTA off so that TVCN would receive 40.6% of the BTA that covers the central part, and Heartland would keep the 59.4%. According to the offer, the two companies would share payments to the FCC in those percentages. As a condition, TVCN had to transfer a 4 channel TV license in another market to Heartland. To meet this condition, we offered Heartland our E-Group license in Hays, Kansas. Heartland rejected TVCN's offer, but was willing to accept the transfer of the 4-Channel E-Group license in Quincy, Illinois. But, TVCN did not own the Quincy license/station. The 4-channel Quincy station and license was owned by MDA - Illinois which is a wholly-owned subsidiary of Multichannel Distribution of America ("MDA") Inc., and is substantially owned and controlled by TVCN's president.

The aforementioned Salina partition is favorable to TVCN. First, it allows us to assume only 40.6% of the remaining payments to the FCC, or the balance amount of $59,909.36 payable in quarterly payments of $2,693.81 to the FCC over the next 8 years. Second, the 40.6% of the Area License covers the vast majority of the population in the Salina market. Third, it enables TVCN to obtain the remaining 14 TV channels in Salina, which should increase the commercial value of the Salina system and increase the likelihood of its development and its growth potential.

However, before the partition agreement with Heartland could be concluded, we had to buy the Quincy station and license from MDA. Since Mr. Duwaik owns and controls the majority of both TVCN and MDA, any business between the two entities would not be an arm-length transaction. Mr. Horner, a former TVCN board director, and Mr. Roznoy, a current director of TVCN's board, cooperated in evaluating the Quincy transaction without Mr. Duwaik's involvement. Since the Quincy license was applied for by MDA in 1983, among other factors, the documents concerning the actual cost associated with the issuance of the License and construction of the Quincy station/license were not readily available.

Based on the cost of a comparable station's construction and licensing (and market values), the Quincy station and license were evaluated at $425,373 for which TVCN offered to issue, and Mr. Duwaik agreed to receive, restricted shares of TVCN common stock. An evaluation of our common stock was conducted by an independent appraiser (Houlihan Valuation Advisors of Denver, Colorado). Based on such factors as similarly situated companies, book value, thinly traded stock, pink-sheet listing limitation, TVCN's liabilities, cash flow and liquidity, etc., the appraiser determined that the restricted shares of TVCN common stock in such a transaction would be worth $0.05 per share. Accordingly, TVCN issued 8,507,460 shares of its restricted common stock to MDA (at the rate of $0.05/sh) for the acquisition of MDA's Quincy station and license. The trading quoted price of TVCN stock at the time of the transaction had an asking and bidding price of $ 0.09/sh and $ 0.07/sh respectively. Had the quoted asking or bidding price of TVCN stock been used in the transaction instead of the evaluation method, the number of shares of TVCN's stock issued to Mr. Duwaik would have been only 4,764,178 or 6,040,297 shares. Since Mr. Duwaik is already in control of both TVCN and MDA, no change in control is affected.

The Quincy transaction was submitted to and approved by a vote of the majority of shareholders of TVCN during the 1998 Annual Meeting of our shareholders. The majority of the votes counted, excluding those of Mr. Duwaik's holdings, were also in favor of the transaction.

As a result, the partition agreement was submitted to the FCC in December 1998. It went on public notice on May 26, 1999. TVCN is awaiting final FCC approval, which is totally unpredictable, and can take between two months and two years.

Rome, GA

On June 18, 1997, TVCN concluded the sale of its 4-channel E-Group station in Rome, GA ("Rome Station") to Bell South for
$2,000,000.00 in cash. Previously, TVCN had acquired the Rome Station from Multichannel Distribution of America ("MDA"), Inc., through the acquisition of all outstanding shares of its wholly owned subsidiary MDA of Georgia. MDA, Inc. is owned and controlled by our president. In exchange for the acquisition of the Rome Station, TVCN issued 17,953,321 restricted shares of TVCN's common stock to MDA. The number of shares issued in the transaction was derived by averaging the high bid price of TVCN's stock at the close on each of the previous four Fridays, which were $0.14, $0.13, $0.15 and $0.15, as reported by the National Quotation Bureau. The average of those high bids was $0.1425 per share. Since the shares issued by TVCN are restricted shares, and TVCN historically discounted restricted shares by 20%, the stock price used in the transaction was adjusted to $0.114 per share. The $2.0 million was then divided by $0.114. The resulting number was the 17,953,321 restricted shares. The transaction was approved by the Company's shareholders of during their annual meeting in 1997.

Principal Services and Markets

TVCN offers its Wireless Cable services to private homes, apartments and commercial properties including stores, bars, restaurants, office buildings, and hotels/motels.

Distribution Methods

In any given market, the number of channels a Wireless Cable TV ("WCTV") station is able to offer to its subscribers is limited by the number of channels available to the operator (including any channels leased from other licensees) and the terms of the leases under which leased channels are used. In addition, the nature of the subscribers receiving equipment and the availability of funds for the necessary capital investment affects the quality of the station's services.

The so-called head-end equipment at a Wireless Cable broadcast station typically includes satellite receiving equipment, descramblers, transmitters, encoders (scramblers), combiners, waveguides and an omni-directional or a cardioide antenna located at the tower site in each location. Television programming, received via satellite at each broadcast facility, is retransmitted over microwave frequencies in a scrambled mode over the Wireless Cable channels owned or leased by the operator. The signal is received by the subscribers' reception equipment. The scrambled signal is then decoded at each television outlet by an authorized set-top converter.

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

The most common source of competition to a Wireless Cable TV station is traditional cable television. Most cable television systems are able to offer a greater number of channels to their audiences than most Wireless Cable stations. In addition, most cable television systems supply some programming that is not available on our stations, including a wide range of advertiser supported and subscription supported video programming services. New compression technology is presently being tested which could allow operators like us to offer many more channels by compressing more than channel of programming onto each licensed channel. However, the same technology is being developed for cable usage and Direct Broadcast Satellite usage, so the effect of the technology cannot be predicted with certainty at this time. In addition, there is no certainty that deployment of such technology for any of its present or future stations will be within our financial capacity.

Other sources of competition include low power television stations and the Dish Network and DIRECTV. Wireless and traditional cable communication systems face substantial competition from alternative methods of distributing and receiving television signals, and from other sources of entertainment such as movie theaters and home video rentals.

Finally, in most areas of the country, including areas we serve, off-air programming can be received by viewers who use their own antenna. The extent to which a Wireless Cable operator competes with off-air programming depends upon the quality and quantity of the broadcast signals available by direct antenna reception compared to the quality and diversity of programming offered by us.

Advances in communications' technology and changes in the marketplace are constantly occurring. Thus, it is not possible to predict the effect that ongoing or future developments might have on the Wireless cable communications industry. The ability of our systems to compete with present, emerging and future distribution media will depend to a great extent on obtaining attractive programming. The continued availability of sufficient quality programming may in turn be affected by the developments in regulation or copyright law. In addition to management and experience factors, which are material to our competitive position, other competitive factors include authorized broadcast power, number of leased channels, access to programming and the strength of local competition. TVCN competes with a great number of other firms in all phases of its operations, many of which have substantially greater resources than we do.

Agreements with Program Suppliers

A Wireless Cable operator can offer its subscribers a broad range of television programming, including popular channels like ESPN, CNN, WTBS, DISCOVERY, LIFETIME, CNBC, WGN, NICKELODEON, A&E, USA, CMTV, MTV, and SHOWTIME. As well as offering the local ABC, NBC, CBS, FOX, Warner Brothers TV, United Paramount Network and FOX affiliates, PBS stations, independent stations and local UHF channels. TVCN has agreements with World Satellite Network to provide certain programming for its Salina and San Luis Obispo stations, and directly with the programming sources ESPN, The Family Channel and The Nashville Network.

Broadcasting licenses for Wireless Cable facilities are granted for a maximum period of ten years and are renewable upon application. Prior to the expiration of a license, the licensee must submit an application for renewal of the license evidencing that the licensee has been complying with the FCC's rules and regulations. While there can be no assurance that renewal of a license will be granted, historically, our licenses have been renewed because we, as the licensee, have complied with the FCC's rules and regulations for the operation of the facilities, as well as the rules relating to the types and nature of transmission equipment.

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

Two actions taken by the FCC as a result of The Act are particularly important to our ongoing business in the wireless cable industry. First, the FCC has proposed a rule that would preempt the local zoning regulation of Wireless Cable antennas, thus allowing the placement of antennas in areas in which they once had been prohibited. The rule would establish a rebuttal presumption that state or local regulations are unreasonable if they affect the installation, maintenance or use of our antennas. The FCC has also streamlined its Educational application process by delegating processing authority to the FCC staff. As many Wireless Cable systems rely on leasing excess Educational channel capacity, the new procedures should benefit the wireless cable industry by making more such licenses available.

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

In October 1998, the FCC approved most of the aforementioned changes, in effect giving operators "two-way" capability, and the ability to offer voice, data, internet, TV and any other broadband services. TVCN is considering the sale of its remaining TV properties to concentrate its energies on our subsidiary Reema's Gas-To-Liquid project. Sprint, MCI Worldcom and several other telecommunications companies have recently purchased other wireless cable operators.
We are also in discussions with these purchasers.

The information contained under this section does not purport to be a complete summary of all the provisions of the Communications Act and the rules and regulations of the FCC thereunder, or of pending proposals for other regulation of Wireless Cable stations and related activities. For a complete statement of such provisions, reference is made to The Communications Act, and to such rules, regulations and pending proposals thereunder and are incorporated herein by reference.

Reema International Corp.

In 1993, TVCN incorporated a wholly-owned subsidiary under the name Reema International Corporation ("Reema") for the purpose of evaluating and developing a Gas-To-Liquids ("GTL") process. The process converts natural gas into finished products such as diesel, jet fuels and other specialty products. Additionally, Reema began to negotiate with various gas producing countries around the world the possibility of constructing and operating commercial Gas-To-Liquids plants at gas fields.

As of this date, Reema's activities have been limited to the research and development of the technology, and the negotiations with various governments of gas producing countries. Reema has generated no revenues from these activities, nor does it expect to generate any revenues any time soon, and does not have any Gas-To-Liquids plants under operation or construction. Reema is simply negotiating with various entities the possibility of constructing its first plant, of which there can be no assurance of success.

As a wholly-owned subsidiary, Reema is under the control of TVCN's management. TVCN's president also is Reema's president. Glen Clark, who manages Reema's day to day activities, is Vice President for Reema. Mr. Clark is not involved in the decision-making process for either the parent company nor the subsidiary. Prior to joining Reema in 1993 Mr. Clark had some 40 years broad-management experience in chemical plants in such industries as Liquified-Natural-Gas, regasification, amonia, fertilizer, methanol, cogeneration, carbon dioxide, catalytical cracking, refinery and other related process industries. Mr. Clark has a BS degree in Chemical Engineering from Pennsylvania State, and a master of business administration ("MBA") degree from New York State University.

GTL Plant

A typical Gas-To-Liquids conversion plant consists of three major units. The first section is a gasification or gas reforming unit for converting natural gas into syngas (a mixture of hydrogen and carbon monoxide).
The second step is the Fisher-Tropsche process unit in which the syngas from the first step is converted into "soupy" waxy hydrocarbon products. The last unit is for hydrocracking/hydroisomerization of the wax into the desired product mix such as diesel, jet fuel, naphtha, etc. The front end (gasification) and the back end (hydrocracking) units of the plant are relatively standard commercial units that are commercially available today and have been in use for about 40 years. The Fisher-Tropsche process itself is not new. It was used by the Germans since the 1920's to convert coal into syngas, which was then fed into the Fisher-Tropsche process for conversion into transportation fuels.
South Africa used the Fisher-Tropsche process in the 1950's. However, because of the inefficiency of the early processes, the old Gas-To-Liquids technology was not commercially viable. In 1992, Sasol of South Africa began to experiment on a 2,500 bpd Gas-To-Liquids plant. The initial focus was on the production of the high-value wax. It is believed that Sasol is now working on the production of transportation fuels, but no information is currently available on such work.

It wasn't until 1993 that Shell built the first commercial Gas-To-Liquids plant in Malaysia. However, the Shell plant reportedly focused on the production of high-value products such as solvents, detergents, lubricants and wax, instead of transportation fuels. The capital cost of the Shell plant reportedly was in excess of $850 Million, and the production capacity was 12,500 barrels per day. A recent fire destroyed part of the plant and that the plant is not currently in operation. The giant oil company Exxon announced recently that it has completed the construction of a pilot Gas-To-Liquids plant for the production of 250 barrels per day of transportation fuels. As of this date, other than the foregoing, neither Exxon nor others have built any other commercial Gas-To-Liquids plant anywhere in the world.

Memorandum of Understanding

After years of negotiations, in December of 1997, our subsidiary, Reema, and the government of Trinidad and Tobago signed a Memorandum of Understanding ("MOU") for the construction and operation of a Gas-To-Liquids plant in Trinidad. The proposed Gas conversion plant will be employing Reema's propriety technological information. Reema's plant in Trinidad will be using natural gas from Trinidad. On June 11, 1999, The National Gas Company of Trinidad and Tobago Limited (a government agency) and Reema International Corporation signed a "Term Sheet For Supply of Natural Gas Agreement". The Agreement sets forth the terms and conditions for a definitive agreement, and the obligations of both parties that must be satisfied before the signing of a definitive agreement. No assurance can be given that the definitive agreement will be executed. If and when the proposed plant is constructed successfully, of which there can be no assurance, the natural gas will be converted into approximately 10,000 barrels per day of quality finished petroleum products such as sulfar-free diesel, jet fuel, naphtha and others.

The initial capitalization of our proposed Gas-To-Liquids plant in Trinidad is expected to be between $275 and $300 million, for a production capacity of 10,000 barrels per day over a period of at least 20 years. Reema is discussing various financing options with financial institutions and interested parties, of which there can be no assurance of success.

Gas-To-Liquids Competition

While the Gas-To-Liquids technology is at its infancy, the competition in this new emerging technology and industry is expected to be intense. TVCN does not expect the competition to adversely affect the implementation of the first Gas-To-Liquids project in Trinidad. But, in its attempt to negotiate similar agreements with other gas producing countries around the world, we will be competing against giant companies such as Exxon, Shell and others which have vastly greater resources and capabilities. Even with what we hope will be the success of constructing the first Gas-To-Liquids plant in Trinidad, we will be facing extremely tough competition for constructing additional plants. There is no assurance that TVCN will be able to succeed in constructing any Gas-To-Liquids plant.

Premium Quality of Gas-To-Liquids Produced Products

It is frequently reported that one cause of air pollution in some regions is the presence of sulfur and other impurities in crude oil-derived products. Additionally, aromatics are the major cause of engine wear and tear. Governments are constantly limiting the contents of sulfur and other impurities in crude oil-based products in order to curb the rising levels of pollution. The recent announcement in California regarding the danger of diesel produced from crude oil underscores the significance of the Gas-To-Liquids process. On August 27, 1998, United Press International reported that "California has become the first state to declare that soot emitted in diesel exhaust is a cancer threat that requires new controls. On August 28, 1998, the Denver Rocky Mountain News reported eleven members of the California Air Resources Board "voted unanimously to declare 40 chemicals found in (crude oil-derived) diesel exhaust as toxic air pollutants."

In contrast, diesel and jet fuel processed and produced by the Gas-To-Liquids process will have zero sulfur, zero aromatics, higher cetane, and a higher smoke point. The quality of the finished products of Reema's process is expected to be so premium that it can be used as a blend with the products derived from crude oil in order to improve their quality and meet an ever-increasing stringent pollution standard requirements. Reema is a wholly-owned subsidiary of TVCN.

Pager Business

In February 1997, TVCN purchased the assets of a pager business in Georgia for $100,000. The business sells pagers, cellular phones, airtime for pagers, and accessories from locations in Calhoun and Dalton, Georgia. This business currently has about 1,000 airtime customers, who are charged $12.95 or more per month. The stores have three employees. Since we are now attempting to focus on the gas project, we are considering the sale of this pager business.

Auto Salvage and Parts Recycling Business

In November of 1998, TVCN entered into an agreement with JBA
Wholesalers, Inc. ("JBA") to acquire all of the issued and outstanding stock of JBA Wholesalers, Inc. JBA owns an auto salvage and parts recycling business in Calhoun, Georgia. The appraised market value of JBA at the time of the transaction was $125,000.

Omar Duwaik, our president, had a 60 % private interest in JBA prior to the transaction. The Board of Directors of TVCN approved a resolution for TVCN to acquire his 60% of the stock in JBA to go along with the 40% which TVCN already owned from an April 1998 transaction.

We issued 1,500,000 shares of restricted Common Stock to Omar Duwaik based upon a share price of $.05 per share, which is the value per share estimated by Houlihan Valuation Advisors in a report dated March 25, 1998.

The business maintains an inventory of used autos and parts to be sold to the public in Calhoun, Georgia. The grounds and buildings are on a Lease Purchase Agreement payment plan of $1,500 per month. The last payment is due in March of 2006, at which time the property and buildings will be conveyed to JBA for $1.

The business has 3 employees. Because of our intent to now focus on the gas project, we are considering the sale of JBA.

Mining Business

TVCN invested in two mines, but neither was ever brought into commercial operation. After considerable development losses, we have decided not to make any further mining investment, and to discontinue the mining operations. We have no current commercially viable mining operations, and the mining activities are considered "discontinued operation." The following is a summary of these operations:

Mining and Energy International Corp./Liberty Hill Mine -

On September 2, 1997 TVCN's wholly-owned subsidiary, Mining and
Energy International Corp. ("MEICO") entered into two agreements with "Big Trees Trust" and "Naylor 1996 Charitable Remainder Trust under date of December 30, 1996," of Applegate, California
(collectively, "Big Trees Trust") concerning the Liberty Hill Mine in Nevada County, California. Under the first agreement we agreed to lease ten unpatented mining claims, consisting of about 200 acres of the Liberty Hill Mine, for thirty years. Under the second agreement, we also acquired an option to lease 109 other unpatented mining claims, consisting of approximately 1,750 acres of the Liberty Hill Mine, for a nominal option price. Big Trees Trust is controlled by Ray Naylor, who for many years was an officer of TVCN's Century 21 mining subsidiary.

Under the terms of the lease agreement, MEICO agreed to lease the subject mining property for thirty years, with an option to terminate the lease without penalty. We agreed to pay the out-of-pocket costs of operating the mine. In addition to these out-of-pocket expenses we agreed to pay Big Trees Trust a nonrefundable advance against royalties of $40,000 per month (or 15% of the ores mined and sold, whichever is greater). As of March 31, 1999 we had expended a total of $2,110,224 in out-of-pocket expenses to bring the mine into operation. In addition, to these expenses, we have paid Big Trees Trust a total of $955,000 in advance royalties. Capital expenditures on the mine amounted to $433,399. Thus total expenditures of all kinds through March 31, 1999 were $3,498,624. An additional $33,800 was spent on Century 21 mining equipment used at the Liberty Hill Mine. No funds were spent for development or operations in fiscal year 98/99. The
U.S. Forest Service performed limited remediation (erosion control) activities on the site in the fall of 1998. An existing money market bond payable to the U.S. Forest Service was the source of funds for this expenditure.

Development of the Liberty Hill Project began in the winter of 1996. MEICO contracted with Ray Naylor to be the operator of the mine and to develop the project. Beginning in the summer of 1996, Ray Naylor assured us that the mine was on the verge of production. However, for one reason or another, including inclement weather, inadequate water purification equipment, unanticipated clay content of the ore, etc., Mr. Naylor never actually brought the mine into operation. Therefore, in the fall of 1997 we began to suspect that Mr. Naylor was unable or unwilling to bring the mine into production. On
March 5, 1998 TVCN and MEICO sued, inter alia, Big Trees Trust and Ray Naylor in a dispute over the lease and operation of the Liberty Hill Mine. In our complaint we allege that we were fraudulently induced to enter into the mining lease and that Ray Naylor breached his contract to operate the mine on our behalf in a good and miner-like fashion. MEICO and TVCN claim damages in excess of $3.5 million.
While no answer has been filed in the case, Mr. Naylor has informed us that he believes we are in default under the lease and has served a notice of termination of the lease on us. On May 20, 1998 the Court entered an order on the parties' stipulated motion submitting the matter to binding arbitration. The parties have agreed to the appointment of Mr. Murray Richtel of the Judicial Arbiter Group, Inc.
as the arbitrator in this matter, and an arbitration hearing had been set for September 10, 1998. However, before the arbitration hearing the parties met on September 1, 1998 and entered into a preliminary agreement to settle the dispute by selling the mine at auction and splitting the proceeds. However, Mr. Naylor subsequently attempted to disavow this settlement agreement. We have placed Mr. Naylor on notice that we intend to file a second court action to enforce the settlement agreement if he does not follow through with his obligations thereunder. At this preliminary stage it is not possible to predict with any certainty the probable outcome of this matter. However, TVCN intends to prosecute its claims vigorously.

Century 21/Mountain House Mine - TVCN acquired a controlling interest in Century 21 Mining, Inc. in December 1989. Century 21's principal asset is the Mountain House Mine. The mine is not in operation. we held this mine without development for investment purposes. The decision as to whether or not to commercially develop that mine was contingent upon the success of the mining operation of the Liberty Hill Mine. Since the development of the latter was not successful, we decided to sell our interest in the Century 21 mine, but no offer has been made to buy the mine. If the sale is successful, TVCN does not expect such sale to have any material effect on our financial statements.

Internet Business Opportunities

On February 16, 1996 TVCN incorporated its wholly-owned subsidiary, Planet Internet Corp. as an Internet Service Provider (ISP). Planet Internet provided internet service to subscribers. By March 31, 1999, Planet had 836 subscribers, and was running a negative cash flow of about $40,000 per month. On May 18, 1999, TVCN signed an agreement to sell Planet to BeWell Net Corp., another ISP. The net sale price was $1,508,640 payable in common stock of BeWell Net at the rate of $5.00 per share. Accordingly, we received 301,728 shares of the common stock of BeWell Net. As part of the sale, TVCN has allocated 80,000 shares for distribution to various employees as performance bonuses. None of the officers or directors of TVCN received any of the stock other than Kenneth Roznoy who received a no value bonus of 5,000 shares of said stock. BeWell Net is a private company and has no public trading market for its stock. As of March 31, 1999, Planet had liabilities of approximately $283,000 and assets of $282,000. In connection with the sale, the entire assets will be transferred to BeWell Net, and about $230,000 of the liabilities will be transferred to and assumed by BeWell Net.

InterOmni Services - The InterOmni Wallet

TVCN had incorporated another wholly-owned subsidiary, InterOmni Services, Inc., in order to develop the InterOmni Wallet, a digital profile that tracks and records information about individuals.
We attempted to sell InterOmni, but the sale did not go through.
We ceased any further development in InterOmni, and consider it discontinued.

Middle East Investment Authorization

At a special meeting of TVCN's Board of Directors held on December 13, 1995, Omar Duwaik was authorized to explore investment opportunities in the Middle East. Mr. Duwaik was authorized to enter into such agreements as were necessary and to invest in a holding company on our behalf if he deemed such an investment to be in the Company's best interests. To date Mr. Duwaik has explored numerous investment opportunities. However, none have met the criteria he thought of for making such an investment. No specific criteria has been established, other than reasonable degree of risk and rate of return as determined by Duwaik on a project by-project basis. Although Mr. Duwaik was authorized to commit up to $3 million, no funds have been expended to date pursuant to the Board's authorization, and no current plans to expend any funds. Pursuant to its general policy of seeking shareholders' approval of major investments, we will seek shareholder approval of any investment made pursuant to this authority.

Qatar WCTV Station

In 1992 TVCN received a contract from the Qatari Government Telecommunications Corporation ("Q-Tel") to build a WCTV station in Doha, Qatar and train operations personnel. TVCN built the station in 1993, and a provisional acceptance certificate for the station was issued on August 14, 1993. Through May 1996, our personnel assisted in the management and operation of the station and trained Qatari personnel. TVCN has guaranteed the supply of all-compatible equipment and spare parts that may be needed for the maintenance, and refurbishment of the equipment, and the continuation of the Qatari Wireless station (without interruption) for a period of 10 years. The Qatar wireless cable system was awarded Cable Operator of the Year honors at CABSAT 95 (the cable and satellite show).

Patents, Trademarks and Licenses

(See discussion about licensing in "Wireless Cable TV" operations on pages 3 and 4; see also "The FCC Spectrum Auction" on page 5.)

TVCN's wholly owned subsidiary, Planet Internet Corporation, registered the trade names fun.edu and TVCN.NET with the Colorado Secretary of State (see "Internet Business Opportunities" on page 15). TVCN sold Planet, but the trade names remain ours.

We hold no patents. However, TVCN has filed a patent application concerning its Gas-To-Liquids technology. The application is pending.

Employees

As of March 31, 1999, we had 19 employees. None of our employees are the subject of a collective bargaining agreement. we believe that relations with our employees are good.

Our ability to carry out our proposed activities is dependent, to a substantial degree, on a limited number of personnel. There can be no assurance that we will be able to retain such personnel. TVCN's success is also dependent on our ability to recruit and motivate high quality personnel. If we fail to retain the services of one or more of these key persons or if we are unable to attract a sufficient number of skilled employees, our operations may be dversely affected. We do not currently maintain any key man insurance on any of our officers, directors, or significant employees.

ITEM 2.              DESCRIPTION OF PROPERTIES

The Company retains ownership of substantially all system equipment necessary to provide its Wireless Cable services to subscribers. Such system equipment includes all reception and transmission equipment located at the tower (i.e., the head-end equipment), reception equipment located at each subscriber location (i.e., subscriber equipment) and related computers, diagnostic equipment and service vehicles, and facilities.  The Salina,
Kansas system equipment is valued at $566,579.  Our facilities are, in the opinion of management, suitable and adequate
by industry standards.   All equipment and assets are not
subject to any lease or encumbrance.

The Company owns its executive offices in Denver, Colorado.
The office building has an outstanding mortgage with a balloon payment due in July of 2000. The mortgage balance at year-end was $481,783. In July of 1999, we accepted an offer for sale of the building subject to closing. The contracted sale price is $1,200,000. The net book value of the building is $896,208. If the sale is successfully completed, of which there can be no assurance, the net sale proceeds are expected to be about $1,135,000, which will result in a gain of about $240,000. Under the terms of the sale agreement, we will enter into a three year lease for the rental of our executive offices of approximately 3,600 square feet at the rate of $3,625/month, with the first two years being written off as part of the purchase price.

The Company also own a warehouse in Detroit, MI not subject to any mortgage. This warehouse was leased to People's Choice TV at the rate of $4,000 per month until March 1999. In
July 1999, we accepted an offer for sale of the warehouse and associated land subject to closing. The net book value at year-end of the building and land was $158,379. The net selling price is about $180,000, which will result in a gain of about $22,000.

The Company owns undeveloped acreage on two lots in Cherry Hills Village, Colorado not subject to any mortgages. The book value of these lots at year-end was $633,113. Both lots have been listed for sale. On April 15, 1999, one of the lots was sold for $630,000 (See Note 16 - to our audited consolidated financial statements).

The Company also own undeveloped acreage in Jefferson County, Colorado not subject to any mortgages. The book value of this acreage at year-end was $64,700. The acreage has also been listed for sale for $1,100,000.

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

(2)\tab On November 2, 1993, the Securities and Exchange Commission
("SEC") filed a Civil Action   No. 93-M-2295 in US District Court
in Denver, Colorado against the Company, its president, Omar Duwaik, and one of its vice presidents, Jacob Duwaik. The SEC alleged among other things, that the Company improperly inflated its balance sheet by overstating the value of certain assets acquired by the Company.
The SEC also alleged that the Duwaiks were involved in "sham" stock transactions. The SEC asked the Federal Court in Denver to permanently enjoin TVCN and the Duwaiks from repeating such violations, barring
Omar Duwaik from serving as an officer or director of TVCN, and imposing unspecified monetary penalties. The Company and the principals involved denied the allegations and vigorously defended against the court action.

After the Court rejected the SEC's argument for a temporary restraining order, the SEC made an offer for a settlement. The attorneys representing the Company and other defedants recommended acceptance of the settlement offer. The Company and its officers and directors accepted the SEC settlement offer in order to avoid further expensive litigations. The terms of the settlement agreement were approved by the various attorneys and the principal parties including TVCN, the SEC in Denver and the SEC in Washington, D.C.. Pursuant to the terms of the settlement agreement, TVCN and the Duwaiks would pay a total of $225,000, be enjoined from committing violations of certain laws, and not be held to have admitted any allegations of the Complaint, except as to jurisdiction. Omar Duwaik's position with the Company would not be affected by the settlement agreement.
The settlement agreement was submitted to the Court and the final judgment was entered on March 3, 1994. The judgment was limited in nature such that it did not enjoin, bar, suspend or otherwise limit the Duwaiks' involvement in securities or banking activities or any type of business.

(3)\tab TVCN knows of no other material litigation pending, threatened or contemplated, or unsatisfied judgment against it, or any proceedings in which TVCN is a party. TVCN knows of no material legal actions pending or threatened or judgments entered against any officers or directors of TVCN in their capacity as such in connection with any matter involving TVCN or the business.

Settlement of Class Action

On April 2, 1994, two TVCN shareholders filed a class action suit against us in the United States District Court for the District of Colorado under Case No. 94-D-837. Merton Frederick, as Trustee of the M&M Frederick, Inc. Profit Sharing Plan, f/k/a M&M Frederick, Inc. Defined Benefit Pension Plan; and F.S. Workman; on Behalf of Themselves and All Others Similarly Situated, were the Plaintiffs, and the Defendants were TV Communications Network, Inc.; TVCN Of Michigan, Inc.; TVCN Of Washington, D.C., Inc.; International Integrated
Systems; TVCN International, Inc.; International Exports, Inc.;
Omar Duwaik; Jacob A. Duwaik; Kenneth D. Roznoy; Scott L. Jenson;
And Scott L. Jenson, P.C.

We have always emphatically denied the plaintiffs' allegations in this legal action and were vigorously defending the case. However, because of the continued drain on our resources caused by nearly four years of protracted and expensive litigation, on October 31, 1997 we agreed to settle the case. Pursuant to the terms of the settlement agreement, TVCN agreed to pay the plaintiffs the sum of $1.5 million in full settlement of all their claims of any nature whatsoever.
On March 3, 1998 the Court approved the settlement and dismissed the class action with prejudice.

Of the $1.5 million paid pursuant to the settlement agreement, $705,268.82 was paid as fees and expense to the plaintiff class' counsel. The remaining funds were ordered distributed to the members of the class that had filed valid proofs of claim. In addition, pursuant to the settlement agreement, those class members who had purchased TVCN stock during the class period and who still retained the stock at the time of the settlement, were required to relinquish those shares back to the Company in order to participate in the settlement. Pursuant to this provision, the Company received 359,960 shares of stock from class members participating in the settlement. TVCN then canceled the shares of common stock returned as a result of the settlement.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                     SHAREHOLDERS

No matters were submitted for a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1999.

PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

TVCN's common stock has traded on the over the counter market (OTC") since January 11, 1988. As of March 31, 1999, there were eleven stock brokerage firms making a market in our common stock. The high bid and low asked prices of the common stock have been as follows:


 Quarter                   High Bid Per                  Low Ask Per
 Ending                    Share                         Share
 Ending

 3/31/92\tab               3.88                          4.00
 3/31/93                    .25                           .38
 3/31/94                    .19                           .14
 3/31/95                    .13                           .15
 3/31/96                    .02                           .07
 3/31/97                    .08                           .17
 6/30/97                    .07                           .12
 9/30/97                    .056                          .09
 12/31/97                   .31                           .39
 3/31/98                    .17                           .19
 6/30/98                    .39                           .41
 9/30/98                    .47                           .56
 12/31/98                   .19                           .24
 3/31/99                    .16                           .19


The above quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

As of March 31, 1999, there were 1,715 record holders of TVCN's common stock. As of March 31, 1999 there were 50,835,954 shares of common stock outstanding.

TVCN has not paid cash dividends on its common stock and does not anticipate paying cash dividends for the foreseeable future. We anticipate that all earnings, if any, will be retained for development of the Company's business.


Low Volume Trading; Possible Volatility of Stock Price

In 1989, the Company made an application to have its common stock listed and quoted on the NASDAQ System. The application was denied. One of the requirements for listing on NASDAQ is that the common stock requesting inclusion have a minimum bid price of $5.00 per share. The current price of the stock does not meet the requirements of NASDAQ. We intend to reapply for listing when and if the listing requirements are met, of which there can be no assurance of success.

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

The SEC has adopted regulations that generally define a "penny stock" to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include equity securities listed on NASDAQ and equity securities of a company that has:
(a) net tangible assets of at least $2,000,000, if such company has been in continuous operation for more than three years, or (b) net tangible assets of at least $5,000,000, if such company has been in continuous operation for less than three years, or (c) average revenue of at least $6,000,000 for the proceeding three years. Unless an exemption is available, the regulations require the delivery, prior to any transaction involving a pennystock, of a risk of disclosure schedule explaining the penny stock market and the risks associated therewith.

Control by Management

The officers and directors own and or control approximately 92.8% of TVCN's currently outstanding Common stock. As a result, if the officers and directors act together, they will have significant influence on the outcome of all matters requiring shareholder approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of TVCN's assets) and significant influence on the management and affairs. Such influence could discourage others from initiating potential merger, takeover or other changes of control transactions. As a result, the market price of TVCN CommonStock would be adversely affected.

Description of Securities

Class C Preferred Stock - Class C Preferred Stock is non-cumulative. Holders of Class C Preferred Stock are entitled to receive non-cumulative dividends of up to six percent (6%) per annum from the Company net profits, when and if declared by its Board of Directors. The conversion rate is two shares of Class C Preferred Stock for one share of Common Stock. A thirty day (30) notice must be given as required to holders in a call for redemption, during which thirty day (30) period the holders of Class C Preferred Stock are entitled to convert their Preferred Stock into Common Stock. In exchange for Transmission Equipment, TVCN had issued 400,000 Class C Preferred Shares to Multichannel Distribution ofAmerica ("MDA"), Inc. (a company substantially owned and controlled by the Company's president, Omar Duwaik). After MDA requested the conversion of its Class C Preferred Stock, the Company issued 200,000 Restricted Common Shares to MDA on May 29, 1997. Another 380,000 Class C Preferred Shares were issued to AT&I (a company related by virtue of having mutual stockholders, officersand directors, including
Omar Duwaik), as partial payment for the acquisition of the Company Headquarters Building. The headquarters building had a fair market value of $930,000 and we assumed a $550,000 mortgage. AT&I requested the conversion of its Class C Preferred Stock and the Company issued 190,000 Restricted Common Shares to AT&I on
May 29, 1997.

Class D
Preferred Stock - The Class D Preferred Stock is convertible into common stock of TVCN at the rate of one Class D Preferred Share for one Common Share, provided that such conversion is not made for a period four (4) years from October 1991; and holders of Class D Preferred Stock shall be entitled to receive non-cumulative and non-participating dividends from our net profits at the rate of up to nine percent
(9%), when and if declared.

In connection with the acquisition of the two Wireless Cable TV stations in Washington, D.C. and Detroit, Michigan (see "Purchase/Sale of Two WCTV stations" on page 5), in 1991, TVCN issued to Miroband Companies, a non-affiliated company, 4,864,000 shares of TVCN class D Preferred stock, which shares were subsequently purchased by MDA, an affiliated company substantially owned and controlled by the Company's president. Pursuant to MDA's request for converting the 4,864,000 preferred shares to common stock, the Company issued to MDA 4,864,000 shares of its common stock on May 29, 1997.


ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The operating revenue for 1999 was $1,035,000 compared to $1,202,000 in 1998, a decrease of $167,000. The decrease is due to lower interest ncome of $218,000 in 1999. Other income was less by $13,000 in 1999. Lease income, management fees, operations revenue and wireless revenue increased by $64,000 in 1999.

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

The foregoing operating revenues do not include the revenues that are generated from the activities of buying and selling Wireless Cable stations. For example, the buying/selling of Wireless Cable station activities resulted in a gain of $1,020,388 in fiscal year 1999 as compared to gains of $4,257,409; $2,343,043; $3,589,919;
$2,813,017 and $3,980,847 in fiscal years 1998, 1997, 1996, 1995 and 1994 respectively. Thus, the total revenues for fiscal year 1999 are $2,054,961 as compared to $5,459,238 a year earlier.

As discussed under the "Purchase/Sale of Wireless Cable TV Station" section, in connection with the sale of the Company's wireless cable TV station in Detroit, Michigan, the Company has a promissory note receivable in the approximate amount of $2.4 million due and payable to the Company by December 30, 2000. The note can be prepaid at any time without penalty. The debtor is People's Choice TV, and the note is collateralized by the entire Detroit Wireless cable TV station. Recently, Sprint Corporation acquired People's Choice, and expressed its interest in paying off the note before its maturity.

Income tax benefits generated were $554,227 and $1,234,816 in 1999 and 1998, respectively.

Business Segments - We maintain accounting records for TV Communications Network, Inc. and each of its subsidiaries. Schedule F-23, which follows, reflects the results of operations for the years 1999 and 1998. The salvage yard was consolidated into our operations in 1999. Expenses exceeded revenue by $110,000 and the perating loss was $80,000. Reema's natural gas fuel conversion expenditures were less by $1,163,000 in 1999 than in 1998 due to streamline operations and less travel expenses. Legal expenses were less in 1999 than 1998 and included legal settlement income of $300,000 in 1999. Mining and exploration expenditures were $1,163,000 less in 1999 than 1998. The mining activities have been shutdown and are now considered as discontinued operations. Planet Internet's access service provider business, which was sold after year-end, had increased revenue of $25,000 and increased expenses of $93,000, resulting in an increase loss of $67,000 in 1999. Corporate and other segment expenses decreased by $1,223,000 in 1999. Headcount reductions, less travel expenditures and lower legal expenses were the primary reasons for the reductions in 1999.

While revenues from the gas project are not expected to materialize for at least three years, we intends to manage the proceeds from the sale of assets such that we anticipate no difficulty in maintaining our operations and meeting our obligations for years to come.

The capital cost of the proposed Gas-To-Liquids Plant in Trinidad is estimated at $300 million. The Company has contacted and discussed potential financing of the proposed Plant with many foreign investors, financial institutions, manufacturers, vendors, supplies and other entities. As of March 31, 2000 no bona-fide offer has been executed or negotiated. The discussions concerning the financing of the Plant have been preliminary in nature. No assurance can be given that the necessary financing can be successfully completed.

Capital

Constructing and developing Wireless Cable stations, and providing television programming require substantial initial capital outlays. While contracts with respect to providing programming are intended to have terms sufficient to provide for the recovery of our investment, together with a favorable return on its investment, our continued expansion is largely dependent on our ability to raise capital for the costs of any of its new business endeavors.

Since inception, TVCN has financed its capital and operating cash requirements through loans and advances from the Company's president, other shareholders, and the sale of common and preferred stock.
We are now considering different debt financing options as well as continued asset sales. There is no certainty that we will be able to obtain all required financing.

Liquidity and Capital Resources

TVCN's primary source of liquidity has been from the sale of appreciated assets. Our business requires substantial capital investment on a continuing basis and the availability of a sufficient credit line or access to capital financing is essential to our continued expansion. TVCN's cash flows for the years ended March 31, 1999, and 1998, are summarized as follows:

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


Currently, we have $1,798,121 in long-term debt, which is primarily for the purchase of the TVCN corporate headquarters building in Denver, Colorado, the purchase of 12 Basic Trading Area Licenses from the FCC (see FCC Spectrum Auction on page 5), and the acquisition of the Area license from Wireless Tele-Communications of Pennsylvania. The office building is under sale contract.

Our current assets and liabilities are $887,393 and $1,616,368 respectively. The cash position is such that management anticipates no difficulty in its ability to sell appreciated assets to continue meeting its current obligations. (See "Business Development
Strategies" below).

Management's plans to maintain sufficient future cash flows for continued existence include the sale of TVCN's real property
(Note 16). In addition, management is also actively marketing other real property and buildings, and reducing general and administrative expenses by downsizing personnel and operations. Management is also looking into the sale of our Basic Trade Area license rights. Based on a review of all possible options available to us and the estimated related resulting cash flows management believes that sufficient cash flow will be provided to ensure continued existence andoperations.

Cash Investments

The Company's president and a shareholder have advanced loans to the Company totaling $1,100,334.

Business Development Strategies

The Company's dominant business activity since inception in 1987 has been the acquisition of licensees, obtaining TV channel leases, and the development and sale of Wireless Cable TV licenses and stations. The development of Wireless Cable stations to their full growth potentials requires substantial capital resources which have not been satisfactorily available to the Company.
As a result, we have been able to only partially develop certain of our Wireless Cable stations, while holding other stations and/or licenses without development, and sell such stations and/or licenses to potential buyers at a profit.

Over the last several years, TVCN has been successful in selling sufficient number of stations and licenses to reasonably finance its activities.
(See "Purchase/Sale of WCTV Stations", on page 5) herein.  Until
October, 1998, our stations have been limited to a one-way transmission: broadcasting cable TV programming over the air to potential subscribers. However, in October, 1998, with the FCC changing its rules such that it now allows the use of the wireless cable TV channels for two-way communications (see "Governmental Regulation FCC Licensing", on page 9). Using the concept of "cellular phone" or "cellular communications", the Wireless Cable frequencies can now be used for two way communications connecting customers directly with long-distance telephone networks, circumventing local telephone lines.

As a result, long-distance telecommunications companies such as Sprint and MCI-World Com began to acquire Wireless Cable companies. During 1999, it has been reported that Sprint and MCI have acquired most of the large Wireless Cable companies in the USA.

Based upon the foregoing, we believe that this might be an opportune time to sell the Company's Wireless Cable stations, licenses and rights and interest in its Basic Trading Areas. The Company has approximately
1.1 million households in its markets. We have commenced preliminary discussions with Sprint, MCI and others about the possibility of selling our Wireless Cable assets. There has been no agreement signed or negotiated. It is impossible to predict as to the outcome of such discussions, or the amount that may be generated, if any, from the possible sale of such assets. There is no assurance that we will succeed in selling any of our Wireless Cable assets.

As mentioned earlier, we intend to focus our future activities on the gas project. The proposed Gas-To-Liquids plant in Trinidad is expected to cost about $300 million. We are discussing with various financial institutions obtaining the necessary financing for the plant. We are also discussing with different entities the possibility of entering into a partnership agreement for the purpose of financing and implementing the proposed plant, but no agreement has been signed. There is no assurance that we will succeed in obtaining the necessary financing or entering into any partnership agreement with any entity.

With the reduction in expenditures, and the streamlining of operations, the proceeds from the sale of the residential land, the Detroit warehouse and office building should be sufficient to fund our activities and meet current obligations. The receivable Additional Detroit Note in the approximate amount of $2.4 million is due
December 30, 2000, and it may be paid off sooner.

Stockholder Advances

The president has been advancing loans to TVCN since its inception. The loans carry an annual interest of 8%. The advances are long-term loans, and are expected to be paid back at such time when we have sufficient funds to do so. As of March 31, 1999, the loans totaled $1,100,334. Interest expense on shareholder's advances totaled $68,464 in 1999, and $77,956 in 1998. The Company has no intentions of repaying these loans within the next twelve months.

Income Tax Developments

Since its inception TVCN has incurred operating losses through March 31, 1999, which include certain accrued expenses that are not deductible for tax purposes until paid. We have a net operating loss carry-forward available to offset future year taxable income. The following summarizes these losses.



                                Net Operating
                                Loss Carry-          Year of
                                Forward              Expirationb

As of March 31, 1999           $   5,300,000         2014

We believe that with the sale of appreciated assets we will be able to utilize the net operating loss carry-forward in the near future to reduce cash outflows for income tax expenses. Based on our track record in selling Wireless Cable stations at substantial profits, and current favorable market conditions, we anticipate no difficulty in selling some or all of our stations. (See "Purchase/Sale of WCTV stations", on page 5.) As shown therein, the value of TVCN's Wireless Cable assets could be substantial if potential buyers continue to pay premium prices, of which there can be no assurance. (See "Business Development
Strategies", on page 22.)    Further, we are optimistic about the gas
project. However, no assurance can be given that we will succeed in selling the stations nor recognize any profit from the proposed gas project in order to utilize the loss carry-forward.


Selected Financial Data    1999            1998            1997            1996            1995
Year ended March 31,
Revenues                 $   1,034,573  $   1,201,829  $   1,146,144  $   1,195,368  $   4,503,078
Net income (loss)           (1,075,848)      (571,143)      (959,079)       512,387        777,439
Per share: net income
(loss)                            (.03)          (.02)          (.05)           .03            .04


Total assets             $   9,907,925  $  11,012,467  $  12,419,656  $  15,287,790  $  14,168,587
Plant and equipment, net $   3,252,830  $   3,579,109  $   3,265,350  $   2,543,499  $   2,064,733
Current assets           $     887,393  $   2,071,619  $   7,136,684  $   6,560,906  $   8,785,659
Total liabilities        $   6,858,322  $   7,079,069  $   7,700,974  $   9,610,028  $   9,003,212
Long-term debt           $   1,798,121  $   2,173,678  $   1,518,165  $   1,510,240  $     512,560


Capitalization

Our capitalization as of March 31, 1999 is as set forth in the following table and as more detailed in the attached audited financial statement:


Stockholders equity (deficit)
                                                              March 31
_______________________________________________________________________________________________
Description                             1999            1998            1997            1996

Common stock                      $     25,418    $     20,197     $      9,016    $      9,016
Preferred stock                   $     28,813    $     28,813     $    960,813    $    960,813
Additional paid-in capital        $  7,468,721    $  7,281,889     $  6,575,211    $  6,575,211
Deficit accumulated               $ (4,473,349)   $ (3,397,501)    $ (2,826,358)   $ (1,867,279)
Total stockholders equity         $  3,049,603    $  3,933,398     $  4,718,682    $  5,677,761

Year 2000 Readiness Disclosure

Based upon the Company's assessment to date, we believe the current versions of our software products and services are "Year 2000 compliant". In order to insure further compliance, the software is being upgraded at an estimated cost of about $7,400.00. Although we believe that any potential 2000 related problems will not materially affect our business, operations or financial condition, there can no assurance that we will timely identify and remedy all significant Year 2000 problems, that remediation efforts will not involve significant time and expense, or that such problems will not have a material adverse effect on our business, results of operations and financial condition.



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

Long-Term Debt
Rates currently available to us for debt with similar terms and remaining maturates are used to estimate the fair value of existing debt.

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 12, 1999, TVCN signed an engagement letter with the auditing firm of Ehrhardt Keefe Steiner & Hottman, P.C. of 7979 East Tufts Avenue, Suite 400, Denver, CO 80237 ("EKS&H or Auditor") (Telephone Number: (303) 740-9400, Fax Number: (303) 740-9009).
EKS&H also audited our financial records for fiscal years 1998, 1997, 1996, 1995, 1994 and 1993. The Auditor agreed to audit our financial records for fiscal year 1999 and assist us in the preparation of our Annual Report on Form 10 KSB.

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

PART III

ITEM 9.            DIRECTORS AND EXECUTIVE OFFICERS

The following sets forth the name, age, salary and business experience for the last five years of the directors and executive officers as of March 31, 1999. Unless otherwise noted, the positions described are positions with TVCN or its subsidiaries.

Mr. Dennis J. Horner, Vice President Finance, Treasurer, and Director resigned, and is no longer an officer or director effective February 10, 1999. Mr. Horner cited personal reasons and other career opportunities as his reason for his resignation. TVCN has no disagreements with Mr. Horner. His letter of resignation did not disclose, nor did he request the disclosure of, any disagreements with the Company regarding operations, policies, or practices.


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

All directors hold office until the next annual shareholders meeting or until their successors have been elected and qualified. Vacancies in the existing Board are filled by majority vote of the remaining directors. The Board of Directors appoints our officers. Omar Duwaik and Kenneth Roznoy are employed on a full-time basis. Omar Duwaik should be considered a founder and parent of TVCN (as such terms are defined by the Securities Act of 1933).

Omar Duwaik has been the President, CEO and Director of TVCN since its inception in 1987. Mr. Duwaik has been involved in the telecommunications, aerospace and electronic industries for the past 21 years. In 1980, Mr. Duwaik joined MDA, Inc. in Denver as its president. In 1983, MDA submitted 413 MMDS applications to the FCC, of which 71 were granted to MDA, with no competition, and through a lottery process, the FCC granted about forty more conditional licenses. For MDA, Mr. Duwaik constructed the first
MMDS station in San Luis Obispo, California. Under his direction, three more MMDS stations were constructed in Kansas and Alabama.
Mr. Duwaik received a BS Degree in Electrical Engineering, a BS Degree in Computer Science and an MS Degree in Electrical
Engineering Communications from Oregon State University in 1971.
Mr. Duwaik owns 20,030,816 shares of TVCN common stock, and also owns the majority of MDA, an affiliated company, which also owns 23,845,892 shares of TVCN common stock. Mr. Duwaik also owns a majority of American Technology and Information, which owns 190,000 shares of TVCN common stock. Mr. Duwaik is employed on a full-time basis and is compensated at an annual salary of $108,000 of which $54,079 are paid in cash and the remaining balance is deferred until such time as we have more funds. (See Item 11. "Security Ownership", on page 29.)

Kenneth D. Roznoy - Vice President, Assistant Secretary and Director. Mr. Roznoy returned to us on a free-lance basis in September of 1996 and was re-hired on a full-time basis on February 9, 1997 as Vice President of Business Development. During his two-year sabbatical he worked as a consultant for Elitches Garden in Denver and CHILDRENS CABLE NETWORK in Denver and Burbank, California. Mr. Roznoy served previously as the Company's Directors from 1989 - October 1994. Prior to joining TVCN in July 1987,
Mr. Roznoy had been employed by American Technology and Information, Inc. ("AT&I") in Denver, Colorado since January 1, 1987 as its Vice President and Public Relations Director. From 1981 to 1987,
Mr. Roznoy was working for KDR Productions providing entertainment-related services for businesses and non-profit organizations in Denver, Colorado. From 1978 to 1981, Mr. Roznoy worked for Commonwealth Theaters in Denver, Colorado and Dallas, Texas as Advertising Director. At Mulberry Square Productions, in Dallas, Texas from 1975 to 1978, Mr. Roznoy helped promote "Benji" into an international movie star with films and TV shows grossing in excess of $100 million. Mr. Roznoy is employed on a full-time basis and is compensated at the temporarily reduced rate of $29,250 a year.

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

Glen Clark, Mr. Clark is the senior vice president of Reema International in charge of the Gas-To-Liquids project. Reema is a wholly-owned subsidiary of TVCN. Prior to joining Reema in 1993, Mr. Clark was responsible for managing a 300-person Engineering and Design Drafting Group at Gulf Interstate Engineering, where they provided design and drafting services to the pipeline (Liquid & Gas) and related process industries. At M.K. Kellogg, Mr. Clark was responsible for world-wide start-up to completion operations of an average of over 30 projects employing over 2,500 people around the world. The projects included LNG (and regasification), ammonia, fertilizer, methanol, cogeneration, carbon dioxide (recover, purification and reinjection), catalytic cracking and refinery operations and maintenance. At Bechtel Petroleum, Mr. Clark was responsible for all synfuel project activities. The projects included coal gasification, heavy oils, tar sands, oil shale, biomas conversion and coal liquefication. At Allied Chemical, for over 27 years, Mr. Clark Progressed from an entry-level foreman to become the vice president with a wide range of responsibilities that included managing the operations of 20 chemical plants. Mr. Clark has a Bachelor of Science ("B.S.") degree in chemical engineering from Penn State and a master of business administration ("MBA") degree from New York state University. He has completed graduate marketing and management courses at Columbia University and an advanced management program at Harvard University.

ITEM 10.          EXECUTIVE COMPENSATION

The following table sets forth the cash remuneration paid or accrued by TVCN and its subsidiaries for services to TVCN in all capacities during the fiscal year ended March 31, 1999, to (i) each of the two most highly compensated officers of the Company, and (ii) all its executive officers as a group (includes compensation only for those periods of the fiscal year ended
March 31, 1999, for which each such individual was an executive officer). Following are the salaries of individuals who are officers receiving a salary from TVCN:


                                                            Cash
 Name of Individual     Capacity in Which Served          Compensation

Omar A. Duwaik      Chairman of the Board of Directors,
                    President and Chief Executive
                    Officer                               $  108,000

Dennis J. Horner    Vice President, Treasurer, and
                    Director                              $   46,615 (1)

Barry K. Arrington  Vice President, General Counsel       $   67,793 (1)

Kenneth D. Roznoy   Vice President, Secretary, and
                    Director                              $   30,161


(1) Mr. Barry K. Arrington, Vice President and General Counsel resigned effective February 28, 1999. Mr. Arrington cited personal reasons and other career opportunities as his reason for his resignation. TVCN has no disagreements with Mr. Arrington. His letter of resignation did not disclose, nor did he request the disclosure of any disagreements with the Company regarding operations, policies, or practices. Mr. Arrington continues to represent TVCN, for an hourly fee, on limited legal matters. Mr. Horner resigned from TVCN. (See "Directors and Executive Officers", on page 26.)

Stock Option Plan

TVCN has in effect an incentive Stock Option Plan and has reserved a total of 2,000,000 shares of common stock for issuance pursuant to the plan, designed as an incentive for key employees, and for acquisitions of business opportunities, and is to be administered by the compensation committee of the Board of Directors, which selects optionees and determines the number of shares subject to each option. The plan provides that no option may be granted at an exercise price less than the fair market value of the shares of the common stock on the date of grant. Fair market value is determined by calculation of an average of the highest and lowest sale prices of the stock, as reported by a responsible reporting service the committee may select. The committee is also empowered to determine fair market value in such other manner as is deemed equitable for purposes of the plan. The committee expects to determine fair market value in accordance with quotations of share prices maintained by market makers. Unless otherwise specified, the options expire five years from date of grant and may not be exercised during the initial one-year period from date of grant. Thereafter, options may be exercised in whole or in part, depending on terms of the particular option. The Board of Directors has not selected the compensation committee. As of March 31, 1999, no options under this stock option plan were issued.

Compensation Pursuant to Plans

No compensation was paid to executive officers pursuant to any plan during the fiscal year just ended, and there is no agreement or understanding, express or implied, with any officer or director concerning employment or cash compensation for services other than their aforementioned salaries.

Other Compensation

For the fiscal year ended March 31, 1999, executive officers received reimbursement of out of pocket expenses incurred on the Company's behalf.

On February 14, 1995, the Board of Directors had granted Mr. Omar Duwaik a cash bonus of $100,000. Because of cash flow constraints, the bonus has not been paid. This transaction is reflected as a liability on the balance sheet.

Compensation of Directors

None.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of common stock by each director and nominee and
y all directors and officers of TVCN as a group and of certain other eneficial owners of more than 5% of any class of the Companies voting securities as of March 31, 1999. The number of shares beneficially owned is deemed to include shares of common Stock which directors or officers have a right to acquire pursuant to the exercise of options within sixty days (60) of March 31, 1999.  Each such person has sole voting and dispositive power with respect to such securities. All information refers to common stock.
                                                 Amount of
 Name and Position with TVCN, or Name and        Beneficial          Percent of
   Address of Greater than 5% Holders            Ownership           Class

Omar A. Duwaik
  Chairman of the Board of
  Directors, President and
  Chief Executive Officer           47,150,348(1)                      92.8%
  10020 E. Girard Ave., #300
  Denver, CO 80231

Multichannel Distribution
  Of America, Inc. (MDA)
  10020 E. Girard Ave., #300
  Denver, CO 80231                  23,845,892                         46.9%

All other officers
  or beneficial owners of
  of 5% or more                        -0-                     Less than .001%

Total shares owned by management
As a group (1)                      47,150,348                         92.8%




(1) Mr. Duwaik owns 22,223 shares directly and 23,845,892 shares beneficially by virtue of his controlling stake in Multichannel Distribution of America, and 950,233 shares beneficially by virtue of his voting control by Power of Attorney of 950,233 shares which are owned by his brother Taher Aldweik. On May 29,1997 MDA became greater than a 5% Shareholder of TVCN's Common Stock by converting its Preferred Stock to Common. MDA is substantially owned and controlled by Omar Duwaik, its President. Adding all shares that are under Mr. Duwaik's ownership and/or control, the total will be 47,150,348 shares or 92.8% of the outstanding and issued shares of TVCN's common stock.

ITEM 12.            CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

Certain related transactions were entered into between TVCN and its president, Omar Duwaik and other companies owned/controlled by him. [For a specific transaction, see the following titles elsewhere herein:
"Conversion of Preferred Stock", Quincy, Illinois and Salina, Kansas", Auto Salvage and Parts Recycling Business", and Rome, GA".]

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

-            Exhibits
 3.1.1 Copy of Certificate of Incorporation of the corporation
 (incorporated by reference to the Exhibits filed with the Registration Statement dated September 28, 1987, File No. 33-
 16113-D).

 3.1.2 Copy of Amendment No. 1 to the Certificate of Incorporation (incorporated by reference to the 10 KSB for the period ended
March 31, 1989, File No. 33-16113-D.)

 3.1.3 Copy of Amendment No. 2 to the certificate of Incorporation (incorporated by reference to the 10 KSB for the period ended
March 31, 1995.  File No. 33-16113-D)

3.2\tab Copy of By Laws of the corporation (incorporated by reference to the Exhibits filed with the Registration Statement dated September
28, 1987, file No. 33-16113-D)

10. Material Contracts.

10.1 Memorandum of Understanding dated December 17, 1997 between The National Gas Company of Trinidad and
Tobago Limited and Reema International Corp. *

10.2 Acquisition Agreement dated May 18, 1999 between
BeWell Net Corporation ("Buyer") and TV
Communications Network, Inc./Planet Internet Corporation
("Seller").*


* Previously Filed.

21. Subsidiaries of the Registrant.

99.\tab Additional Exhibits
99.1(P) Copy of a report by Houlihan Valuation Advisors titled
"Valuation of a 10,000,000 Shares Block of Restricted Common
Stock of TV Communications Network, Inc. as of March 25,
1998."

Financial Data Schedule




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
 Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






TV COMMUNICATIONS NETWORK, INC

Date:  June 21, 2000



/s/ JACKIE PORTER\tab \tab \tab
 Jackie Porter
Acting Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


 /s/ OMAR A. DUWAIK               /S/ KENNETH D. ROZNOY
Omar A. Duwaik                    Kenneth D. Roznoy
President, CEO &b                 Vice President &
Director                          Director

Dated:  June 21, 2000