Form 10-K
period 2000-03-31
TV COMMUNICATIONS NETWORK INC
filed 2000-07-14
CIK 819802

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                           UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB



[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended March 31, 2000.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 68,469,788 shares of TVCN's Common Stock ($.0005 par value) were outstanding as of March 31, 2000.

                     TV COMMUNICATIONS NETWORK, INC.
                           AND SUBSIDIARIES

Forward Looking Statements

Certain statements of management of TVCN included in the Form 10 KSB and elsewhere contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor created thereby. These statements include the plans and objectives of management for future operations, Gas-To-Liquids ("GTL") Technology based on TVCN's Gas-To-Liquids process, anticipated capital and operating costs of Gas-To-Liquids plants, signing a definitive agreement, obtaining required financing for such plants, the continued development of our Gas-To-Liquids process and the projected economic use of it. In addition, these statements include but are not limited to such words as "intent", "believe", "estimate", "choice", "projection", "potential", "expect", "should", "might", "could" and other similar expressions. The forward looking statements included herein and elsewhere are based on current expectations that involve judgments which are difficult or impossible to predict accurately and many of which are beyond our control. Actual results may differ substantially from these statements. In particular the assumptions assume the collectability of the note receivable from the sale of cable operations, the ability to sign a definitive agreement, obtain required financing, construct and successfully operate commercial Gas-To-Liquids plants, and produce a salable product from the proposed Gas-To-Liquids plant, and the ability to successfully develop the BTAs and markets, satisfactory resolution of legal maters, and economic, competitive and market conditions for our business. Although we believe that the assumptions are accurate, there can be no assurance that the forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in the forward looking statements, the inclusion of such information should not be regarded as a representation by we or any other person that our objectives and plans can or will ever be achieved.


PART I

ITEM 1.              DESCRIPTION OF BUSINESS

Business Development

TV Communications Network, Inc. ("TVCN" or "the Company") was organized as a Colorado corporation on July 7, 1987. Its executive offices are at 10020 E. Girard Avenue, Suite 300, Denver, Colorado 80231, its telephone number is
(303) 751 2900 and its fax number is (303) 751-1081. The Company was formed to seek business opportunities that, in the opinion of management, will provide profit to the Company in any industry in general and the Wireless Cable TV ("WCTV") industry in particular. During its early years, TVCN focused its attention on these Wireless TV operations. After early success, we began to diversify. Since then, TVCN has been a diversified holding enterprise with operations in gas and oil opportunities; Wireless Cable TV; Internet; mining; auto salvage and wireless communications. However, we recently sold our Internet operations, and we are considering the sale of other operations in order to focus on our gas and oil opportunities.

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

Wireless Cable Stations

Salina, Kansas. We are currently operating a wireless cable TV system in Salina. The system broadcasts on 19 channels to a base of 447 subscribers and has two employees. Zenith scrambling equipment was introduced into the Salina head-end equipment in November and December, 1996, each subscriber's household received a new descrambler (set-top converter), and we added ESPN, Showtime and Flix to the programming package. The number of subscribers remain limited because of the limited number of TV channels. With only 19
TV channels, we have been unable to compete effectively against conventional cable TV operators. Through an agreement with Nucentrix Broadband (formerly known as Heartland), which agreement was approved by the FCC in May, 2000, we hope to increase the number of TV channels to as many as 33.

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

San Luis Obispo, California.  TVCN owns a 4-TV channel station (E1, E2, E3,
E4) in San Luis Obispo, California which was leased to Wireless Telecommunications, Inc. ("WTCI") in 1995. In January, 1996, Wireless Telecommunications defaulted on its payments. We repossessed the station in June 1996 and have been operating it since that time. As part of the settlement with Wireless Telecommunications, we agreed to purchase the Basic Trading Area License of San Luis Obispo from Wireless Telecommunications. In exchange, Wireless Telecommunications conveyed and transferred all of its assets and interest in the License to us. (See "The FCC Spectrum Auction" on page 5.) The purchase price for the Basic Trading Area License was $452,168. Of this amount $90,000 was paid in cash, and $362,168 was paid in the form of our assumption of an obligation in that amount payable to the FCC over 10 years, with interest only payments for the first two years and principal and interest payments for the final eight years. The FCC approved the transfer of the License to us on May 23, 1997. Since we need more TV channels to be competitive, we also acquired from non-affiliated entities, the three individual H-Group channel licenses (H1, H2, and H3) for $20,000.00. The FCC also approved this acquisition. Currently, we are broadcasting on seven channels (3 H-Group channels and 4 E-Group channels) to 59 subscribers. As the new owner of the Basic Trading Area License, we applied for the 4 F-Group channels (F1, F2, F3, and F4) and for the two single channels MDS1 and MDS2. The FCC approved TVCN's applications for the last six channels. We have not yet constructed the transmission facilities for these six additional channels. We have until August, 2001 to complete such construction. The construction of those six channels would expand the station capacity to 13 channels, which is still not commercially viable to compete against conventional cable TV systems. We are negotiating with other licensees in San Luis Obispo for the purpose of leasing additional channels. In the meantime, we are considering selling all of our assets in this market.

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

In addition, in an effort to expand our concentration of Wireless Cable stations in the West Virginia and Pennsylvania areas, we applied for five vacant channels in the Scranton/Wilkes-Barre/Hazelton Basic Trading Area License. Also in order to increase the channel capacity of the Scranton station, TVCN purchased the F Group lease ("Lease") and station equipment from American Telecasting, Inc. for $200,000. This Lease entitles us to utilize the Four Channels of frequencies 24-hours a day, seven-days a week during the term(s) of the lease. The lease is for $750.00 per month for five years, renewable every five years thereafter at our option. However, at the expiration of the Lease, a dispute arose as to whether or not the Lease was renewed in a timely manner. The parties settled their dispute by agreeing on June 23, 2000 to sell the F-Group license and equipment in Scranton. According to the settlement agreement, the monthly lease payments of $750 is canceled, and is replaced by a lease payment of $1.00 per year. In addition, TVCN will receive the first $300,000 from the sale. The remaining balance from the sale proceeds, if any, will be divided such that TVCN will receive 40% and the Lessor (or Licensee) will receive 60% of said balance. TVCN will continue to have the right of first refusal to purchase the License and the equipment as originally set forth in the Lease.

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

TVCN was the successful bidder on the following 12 Basic Trading Areas:
Clarksburg-Elkins, Fairmount, Logan, Morgantown, Wheeling, West Virginia; Steubenville, Ohio/Weirton, West Virginia; Dickinson and Williston, North Dakota; Scranton/Wilkes Barre/Hazleton and Stroudsburg, Pennsylvania; Scottsbluff, Nebraska; and Watertown, New York. Our net bid was $1,276,000 (taking into account the 15% small business credit TVCN received). This made us the tenth largest participant in terms of the number of BTAs acquired, and the 22nd largest participant in terms of dollar volume. The total amount outstanding on this obligation is $882,580, which TVCN is financing over ten years as described in the notes to our financial statements. We have not yet finalized plans with respect to the development of Wireless Cable stations in these areas. The development is dependent on our ability to obtain substantial capital resources. There is no assurance that we will obtain sufficient financing to develop these stations. In the meantime, we will attempt to sell our rights and interest in the Area Licenses, of which there can be no assurance.

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

The Wireless Cable station in Washington, D.C., was sold in 1993 to Eastern Cable Network Corp. for $2,500,000 payable as follows: (1) a non-refundable deposit of $50,000; (2) payment upon closing of $550,000;
(3) payment of $600,000 six months after Closing; and (4) balance of $1.3 million dollars under a promissory note at eight percent (8%) interest payable in sixteen (16) equal quarterly installments, commencing November 22, 1994, secured by a lien upon the entire System.

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

On August 30, 1995, Eastern Cable Network Corp. ("EASTERN") sold the Detroit station to a subsidiary of Peoples Choice TV. In September 1995 TVCN filed a lawsuit in the District of Columbia Superior Court seeking damages and to set aside the transaction on the grounds that it violated the agreement pursuant to which TVCN sold the Detroit station to EASTERN in 1994. On January 12, 1996 the parties settled the lawsuit effective December 31, 1995. Pursuant to the settlement, we released EASTERN from all liability and consented to Peoples Choice assumption of the note secured by the Detroit station. In return, EASTERN and Peoples Choice paid us $614,120 in cash; Peoples Choice assumed the Original Detroit Note; and one of Peoples Choice wholly-owned subsidiaries executed a second note (the Additional Detroit
Note) in favor of TVCN in the amount of $2.15 million. As of March 31, 1999, all payments under the Washington station sale, and the original Detroit
Note have been received, and the remaining balance (principal and interest) in the amount of $2,448,957.50, as required under the Additional Detroit
Note is due to the Company by December 30, 2000. The Latter Note carries an annual interest of 9%, payable semiannually until the Note is fully paid. In January 2000, Sprint Corporation, the successor of People's Choice, paid off the Note in full. The Company recognized the remaining gain previously deferred in the amount of $2,343,500.

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

Based on the cost of a comparable station's construction and licensing (and market values), the Quincy station and license were evaluated at $425,373 for which TVCN offered to issue, and Mr. Duwaik agreed to receive, restricted shares of TVCN common stock. An evaluation of our common stock was conducted by an independent appraiser (Houlihan Valuation Advisors of Denver, Colorado). Based on such factors as similarly situated companies, book value, thinly traded stock, pink-sheet listing limitation, TVCN's liabilities, cash flow and liquidity, etc., the appraiser determined that the restricted shares of TVCN common stock in such a transaction would be worth $0.05 per share. Accordingly, TVCN issued 8,507,460 shares of its restricted common stock to MDA (at the rate of $0.05/share) for the acquisition of MDA's Quincy station and license. The trading quoted price of TVCN stock at the time of the transaction had an asking and bidding price of $ 0.09/share and $ 0.07/share respectively. Since Mr. Duwaik is already in control of both TVCN and MDA, no change in control is affected.

The Quincy transaction was submitted to and approved by a vote of the majority of shareholders of TVCN during the 1998 Annual Meeting of our shareholders. The majority of the votes counted, excluding those of Mr. Duwaik's holdings, were also in favor of the transaction.

As a result, the partition agreement was submitted to the FCC in December 1998. It went on public notice on May 26, 1999 and was approved by the FCC in May, 2000.

Rome, GA

On June 18, 1997, TVCN concluded the sale of its 4-channel E-Group station in Rome, GA ("Rome station") to Bell South for $2,000,000.00 in cash. Previously, TVCN had acquired the Rome Station from Multichannel Distribution of America ("MDA"), Inc., Inc. through the acquisition of all outstanding shares of its wholly owned subsidiary MDA of Georgia. MDA, Inc. is owned and controlled by our president. In exchange for the acquisition of the Rome Station, TVCN issued 17,953,321 restricted shares of TVCN's common stock to MDA. The number of shares issued in the transaction was derived by averaging the high bid price of TVCN's stock at the close on each of the previous four Fridays, which were $0.14, $0.13, $0.15 and $0.15, as reported by the National Quotation Bureau. The average of those high bids was $0.1425 per share. Since the shares issued by TVCN are restricted shares, and TVCN historically discounted restricted shares by 20%, the stock price used in the transaction was adjusted to $0.1114 per share. The $2.0 million was then divided by $0.114. The resulting number was the 17,953,321 restricted shares. The transaction was approved by the Company's shareholders during their annual meeting in 1997.

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

Competition

In its wireless TV operations, TVCN competes for viewers with the television networks, independent television stations and other video suppliers such as cable television, satellite television program services, Direct Broadcast Satellite ("DBS") and video cassettes.

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

In October 1998, the FCC approved most of the aforementioned changes, in effect giving operators "two-way" capability, and the ability to offer voice, data, internet, TV and any other broadband services. TVCN is considering the sale of its remaining TV properties to concentrate its energies on our subsidiary Reema's Gas-To-Liquids project. Sprint, MCI Worldcom and several other telecommunications companies have recently purchased other wireless cable operators. We also held discussions with these potential purchasers.

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

As of March 31, 2000, Reema's activities were limited to the research and development of the technology, and the negotiations with various governments of gas producing countries, and with various financial institutions, engineering firms, manufacturers, vendors, and suppliers. Reema has generated no revenues from these activities, nor does it expect to generate any revenues any time soon, and does not have any Gas-To-Liquids plants under operation or construction. Reema is simply negotiating with various entities the possibility of constructing its first plant, of which there can be no assurance of success.

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

It wasn't until 1993 that Shell built the first commercial Gas-To-Liquids plant in Malaysia. However, the Shell plant reportedly focused on the production of high-value products such as solvents, detergents, lubricants and wax, instead of transportation fuels. The capital cost of the Shell plant reportedly was in excess of $850 Million, and the production capacity was 12,500 barrels per day. In 1997, a fire destroyed part of the plant and it is not known whether or not the plant is currently in operation. The giant oil company Exxon announced recently that it has completed the construction of a pilot Gas-To-Liquids plant for the production of 250 barrels per day of transportation fuels. As of this date, other than the foregoing, neither Exxon nor others have built any other commercial Gas-To-Liquids plant anywhere in the world.

Memorandum of Understanding

After years of negotiations, in December of 1997, our subsidiary, Reema, and the government of Trinidad and Tobago signed a Memorandum of Understanding ("MOU") for the construction and operation of a Gas-To-Liquids plant in Trinidad. The proposed Gas-To-Liquids conversion plant will be employing Reema's proprietary technological information. Reema's plant in Trinidad will be using natural gas from Trinidad. On June 11, 1999, The National Gas Company of Trinidad and Tobago Limited (a government agency) and Reema International Corporation signed a "Term Sheet For Supply of Natural Gas Agreement". The Agreement sets forth the terms and conditions for a definitive agreement, and the obligations of both parties that must be satisfied before the signing of a definitive agreement. No assurance can be given that the definitive agreement will be executed. If and when the proposed plant is constructed successfully, of which there can be no assurance, the natural gas will be converted into approximately 10,000 barrels per day of quality finished petroleum products such as sulfur-free diesel, jet fuel, naphtha and others.

The initial capitalization of the Gas-To-Liquids plant in Trinidad is expected to be between $275 and $300 million, for a production capacity of 10,000 barrels per day over a period of at least 20 years. Reema has been discussing various financing options with financial institutions and interested parties. On May 10, 2000, Reema signed an agreement with a private investor to provide Reema with a loan of $150 million for the gas project in Trinidad. The loan is over a period of 20 years and carries an interest rate tied to the London Inter Banking Operating Rate, known internationally as LIBOR. The Company paid a loan origination fee of $150,000.

On June 5, 2000, Reema announced the signing of an agreement with Parsons Energy and Chemical Group, Inc. ("Parson") to commence the engineering work for the engineering design, procurement and construction ("EPC") for the proposed Gas-To-Liquids Plant in Trinidad. Upon the engineering design completion, the desired manufacturers, vendors, suppliers and sub-contractors necessary for the procurement and construction of the Plant will be selected through a bidding process. The engineering design, procurement and construction of the Plant is expected to be completed in about three years.

We continued our discussions and negotiations with various financial institutions, manufacturers, vendors and suppliers. But, no agreement has been signed with any of said entities, and none is expected until after the engineering design is completed and the procurement process is commenced. There is no assurance that agreements can be negotiated and executed with any of said entities, and if executed, they will be favorable to the Company. Based on our management experience and that of Parsons, and on the early discussions and negotiations with various entities, we are confident that the remaining $150 million financing will be obtained in due course.
However, no assurance can be given that we will obtain all necessary financing. Further, even if the entire $300 million financing is obtained, no assurance can be given that the proposed Plant can or will be designed and constructed successfully.

Gas-To-Liquids Competition

While the Gas-To-Liquids technology is at its infancy, the competition in this new emerging technology and industry is expected to be intense. We do not expect the competition to adversely affect the implementation of the first Gas-To-Liquids project in Trinidad. But, in our attempt to negotiate similar agreements with other gas producing countries around the world, we will be competing against giant companies such as Exxon, Shell and others which have vastly greater resources and capabilities. Even with what we hope will be the success of constructing the first Gas-To-Liquids plant in Trinidad, we will be facing extremely tough competition for constructing additional plants. There is no assurance that the Company will be able to succeed in constructing any Gas-To-Liquids plant.

Premium Quality of Gas-To-Liquids Produced Products

It is frequently reported that one cause of air pollution in some regions is the presence of sulfur and other impurities in crude oil-derived products. Additionally, aromatics are the major cause of engine wear and tear. Governments are constantly limiting the contents of sulfur and other impurities in crude oil-based products in order to curb the rising levels of pollution. The recent announcement in California regarding the danger of diesel produced from crude oil underscores the significance of the Gas-To-Liquids process. On August 27, 1998, United Press International reported that "California has become the first state to declare that soot emitted in diesel exhaust is a cancer threat that requires new controls. On August 28, 1998, the Denver Rocky Mountain News reported eleven members of the California Air Resources Board "voted unanimously to declare 40 chemicals found in (crude oil-derived) diesel exhaust as toxic air pollutants." Further, the Associate Press reported on May 17, 2000 that the Federal National Toxicology Program said: "cancerous tumors have been found in rats after exposure to diesel exhausts", produced from crude oil, and that such diesel exhausts "are reasonably anticipated to be a human carcinogen." The same report said that the White House intended to propose a new regulation that would require refineries to reduce sulfur content in crude-oil produced diesel by 97% in seven years.

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

Pager Business

In February 1997, TVCN purchased the assets of a pager business in Georgia for $100,000. The business sold pagers, cellular phones, airtime for pagers, and accessories from locations in Calhoun and Dalton, Georgia. The business had about 1,000 airtime customers, each was paying monthly fees of about $12.95. In order to reduce our negative cash flow and to focus on the Gas-To-Liquids Project, the Pager business was discontinued in November 2000. This business had nominal impact on the financial statements of the Company.

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

Under the terms of the lease agreement, MEICO agreed to lease the subject mining property for thirty years, with an option to terminate the lease without penalty. We agreed to pay the out-of-pocket costs of operating the mine. In addition to these out-of-pocket expenses we agreed to pay Big Trees Trust a nonrefundable advance against royalties of $40,000 per month (or 15% of the ores mined and sold, whichever is greater). As of March 31, 1999 we had expended a total of $2,110,224 in out-of-pocket expenses to bring the mine into operation. In addition, to these expenses, we have paid Big Trees Trust a total of $955,000 in advance royalties. Capital expenditures on the mine amounted to $433,399. Thus total expenditures of all kinds through March 31, 1999 were $3,498,624. An additional $33,800 was spent on Century 21 mining equipment used at the Liberty Hill Mine. No funds were spent for development or operations in fiscal year 98/99. The U.S. Forest Service performed limited remediation (erosion control) activities on the site in the fall of 1998. An existing money market bond payable to the U.S. Forest Service was the source of funds for this expenditure. No expenses were incurred subsequent to March 31, 1999.

Development of the Liberty Hill Project began in the winter of 1996. MEICO contracted with Ray Naylor to be the operator of the mine and to develop the project. Beginning in the summer of 1996, Ray Naylor assured us that the mine was on the verge of production. However, for one reason or another, including inclement weather, inadequate water purification equipment, unanticipated clay content of the ore, etc., Mr. Naylor never actually brought the mine into operation. Therefore, in the fall of 1997 we began to suspect that Mr. Naylor was unable or unwilling to bring the mine into production. On March 5, 1998 TVCN and MEICO sued, inter alia, Big Trees
Trust and Ray Naylor in a dispute over the lease and operation of the Liberty Hill Mine. In our complaint we allege that we were fraudulently induced to enter into the mining lease and that Ray Naylor breached his contract to operate the mine on our behalf in a good and miner-like fashion. MEICO and TVCN claim damages in excess of $3.5 million. While no answer has been filed in the case, Mr. Naylor has informed us that he believes we are in default under the lease and has served a notice of termination of the lease on us.
On May 20, 1998 the Court entered an order on the parties' stipulated motion submitting the matter to binding arbitration. The parties have agreed to the appointment of Mr. Murray Richtel of the Judicial Arbiter Group, Inc. as the arbitrator in this matter, and an arbitration hearing had been set for September 10, 1998. However, before the arbitration hearing the parties met on September 1, 1998 and entered into a preliminary agreement to settle the dispute by selling the mine at auction and splitting the proceeds. However, Mr. Naylor subsequently attempted to disavow this settlement agreement. We have placed Mr. Naylor on notice that we intend to file a second court action to enforce the settlement agreement if he does not follow through with his obligations thereunder. Subsequently, the Company filed a second court action. The court entered a default against the Naylor entities.
The Company has moved for a default judgment. The motion is pending. At this preliminary stage it is not possible to predict with any certainty the probable outcome of this matter. However, TVCN intends to prosecute its claims vigorously.

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

Internet Business Opportunities

On February 16, 1996 TVCN incorporated its wholly-owned subsidiary, Planet Internet Corp. as an Internet Service Provider (ISP). Planet Internet provided internet service to subscribers. By March 31, 1999, Planet had 836 subscribers, and was running a negative cash flow of about $40,000 per month. On May 18, 1999, TVCN signed an agreement to sell Planet to BeWell Net Corp., another ISP. The Company negotiated the sale at $1,508,640 payable in common stock of BeWell Net at the rate of $5.00 per share. Accordingly, we received 301,728 shares of the no par value common stock of BeWell Net. As part of the sale, TVCN has allocated 80,000 shares for distribution to various employees as performance bonuses. None of the officers or directors of TVCN received any of the stock other than Kenneth Roznoy who was allocated a bonus of 5,000 shares of said stock. The transfer of the shares to employees has not been completed as of march 31, 2000. BeWell Net is a private company and has no public trading market for its stock. The foregoing $5.00 stock price was based on BeWell Net's representations that it was involved in an arms-length transaction with a third party at a price of $5.00/share. However, subsequently, said transaction was not completed, and the document submitted by BeWell Net to the Company indicated a value of only $2.00/share of BeWell Net's stock. Accordingly, the Company valued the sale of its subsidiary, Plant Internet, at 301,728 x $2.00 or $603,256. In connection with the sale, the Company transferred to BeWell Net property and equipment that had a book value of $345,592. BeWell assumed a capital lease of $208,422. The difference between the property and equipment value and the capital lease is $137,170. Accordingly, the Company recorded the sale at $137,170 with a deferred gain of $466,286 until it can be realized.

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

Patents, Trademarks and Licenses

(See discussion about licensing in "Wireless Cable TV" operations on pages 3 and 4; See also "The FCC Spectrum Auction" on page 5.)

TVCN's wholly-owned subsidiary, Planet Internet Corporation, registered the trade names fun.edu and TVCN.NET with the Colorado Secretary of State (see "Internet Business Opportunities" on page 15). TVCN sold Planet, but the trade names remain ours.

We hold no patents. However, TVCN has filed a patent application concerning its Gas-To-Liquids technology. The application is pending.

Employees

As of March 31, 2000, we had 16 employees. None of our employees are the subject of a collective bargaining agreement. we believe that relations with our employees are good.

Our ability to carry out our proposed activities is dependent, to a substantial degree, on a limited number of personnel. There can be no assurance that we will be able to retain such personnel. TVCN's success is also dependent on our ability to recruit and motivate high quality personnel. If we fail to retain the services of one or more of these key persons or if we are unable to attract a sufficient number of skilled employees, our operations may be adversely affected. We do not currently maintain any key man insurance on any of our officers, directors, or significant employees.

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

The Company did own its executive offices in Denver, Colorado. On October 15, 1999, the Company sold its office building to a non-related party for a sale price of $1,200,000 consisting of cash and a promissory note receivable of $34,500. In connection with the sale, the company entered into a three-year lease for its executive offices of approximately 3600 square feet at the rate of $3625/month. The first two years of the lease in the amount of $87,000 was prepaid as part of the sale. The building had a book value of about $902,000.

On November 5, 1999, the Company sold its warehouse building in Detroit, Michigan, to a non-related party for $200,000 in cash. The warehouse had a net book value of $220,000.

Additionally, the Company owned two undeveloped residential lots in Cherry Hill Village, Colorado, neither of which is subject to any mortgage. On April 15, 1999, the company sold the first lot to a non-related party for $630,000 in cash. The lot had a book value of $322,000. The second lot also was sold to a non-related party on March 20, 2000 for $695,000 in cash. The second lot had a book value of $303,000.

The Company also owns an undeveloped acreage in Jefferson County, Colorado, not subject to any mortgage. The book value of this acreage at year-end was $64,700. The acreage has been listed for sale for $1.1 million, but has not been sold.

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

(2)	Pursuant to the Securities & Exchange Commission's (SEC) rules and regulations promulgated under Item 401(d) (4), the following information is not required to be disclosed because, in our opinion, the court judgment disclosed herein was limited in its scope, and does not fall within the disclosure requirement, and because it happened more than five years ago. However, since disclosure of information is one of the underpinnings of public companies, the following information is being given as a further disclosure by the Company. This information involved a Civil Action No. 93-M-2295 which was filed by the SEC on November 2, 1993 in US District
Court in Denver, Colorado against the Company, its president, Omar Duwaik, and one of its vice presidents, Jacob Duwaik. The SEC alleged among other things, that the Company improperly inflated its balance sheet by overstating the value of certain assets acquired by the Company. The SEC also alleged that the Duwaiks were involved in "sham" stock transactions.
The SEC asked the Federal Court in Denver to permanently enjoin TVCN and the Duwaiks from repeating such violations, barring Omar Duwaik from serving as an officer or director of TVCN, and imposing unspecified monetary penalties. The Company and the principals involved denied the allegations and vigorously defended against the court action.

After the Court rejected the SEC's argument for a temporary restraining order, the SEC made an offer for a settlement. The attorneys representing the Company and other defendants recommended acceptance of the settlement offer. The Company and its officers and directors accepted the SEC settlement offer in order to avoid further expensive litigation. The terms of the settlement agreement were approved by the various attorneys and the principal parties including TVCN, the SEC in Denver and the SEC in Washington, D.C.. Pursuant to the terms of the settlement agreement, TVCN and the Duwaiks would pay a total of $225,000, be enjoined from committing violations of certain laws, and not be held to have admitted any allegations of the Complaint, except as to jurisdiction. Omar Duwaik's position with the Company would not be affected by the settlement agreement. The settlement agreement was submitted to the Court and the final judgment was entered on March 3, 1994. The judgment was limited in nature such that it did not enjoin, bar, suspend or otherwise limit the Duwaiks' involvement in securities or banking activities or any type of business.

(3)	TVCN knows of no other material litigation pending, threatened or contemplated, or unsatisfied judgment against it, or any proceedings in which TVCN is a party. TVCN knows of no material legal actions pending or threatened or judgments entered against any officers or directors of TVCN in their capacity as such in connection with any matter involving TVCN or the business.

Settlement of Class Action

On April 2, 1994, two TVCN shareholders filed a class action suit against us in the United States District Court for the District of Colorado under Case No. 94-D-837. Merton Frederick, as Trustee of the M&M Frederick, Inc. Profit Sharing Plan, f/k/a M&M Frederick, Inc. Defined Benefit Pension Plan; and F.S. Workman; on Behalf of Themselves and All Others Similarly Situated, were the Plaintiffs, and the Defendants were TV Communications Network, Inc.; TVCN Of Michigan, Inc.; TVCN Of Washington, D.C., Inc.; International Integrated Systems; TVCN International, Inc.; International Exports, Inc.; Omar Duwaik; Jacob A. Duwaik; Kenneth D. Roznoy; Scott L. Jenson; and Scott
L. Jenson, P.C. We have always emphatically denied the plaintiffs' allegations in this legal action and were vigorously defending the case. The Plaintiffs made several settlement offers, the first of which was made only two weeks after filing their allegations. But, all offers were rejected by the Company. However, because of the continued drain on our resources caused by nearly four years of protracted and expensive litigation, on October 31, 1997 we agreed to settle the case. Pursuant to the terms of the settlement agreement, TVCN agreed to pay the plaintiffs the sum of $1.5 million in full settlement of all their claims of any nature whatsoever, and that the participating shareholders agreed to relinquish their stock of TVCN back to the Company. On March 3, 1998 the Court approved the settlement and dismissed the class action with prejudice.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY
SHAREHOLDERS

No matters were submitted for a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2000.


PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

TVCN's common stock has traded on the over the counter market ("OTC") since January 11, 1988. As of March 31, 2000, there were eleven stock brokerage firms making a market in our common stock. The high bid and low asked prices of the common stock have been as follows:



Quarter                     High Bid Per          Low Ask Per
Ending                         Share                Share

  3/31/98                       .17                  .19
  6/30/98                       .39                  .41
  9/30/98                       .47                  .56
 12/31/98                       .19                  .24
  3/31/99                       .16                  .19
  6/30/99                       .16                  .15
  9/30/99                       .18                  .18
 12/31/99                       .12                  .12
  3/31/00                       .38                  .31

The above quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

As of March 31, 2000, there were 2,750 record holders of TVCN's common stock, and 68,469,788 shares of common stock outstanding.

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

Control by Management

The officers and directors own and or control approximately 92.8% of TVCN's currently outstanding Common stock. As a result, if the officers and directors act together, they will have significant influence on the outcome of all matters requiring shareholder approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of TVCN's assets) and significant influence on the management and affairs. Such influence could discourage others from initiating potential merger, takeover or other changes of control transactions. As a result, the market price of TVCN Common Stock would be adversely affected.

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

Class D Preferred Stock - The Class D Preferred Stock is convertible into common stock of TVCN at the rate of one Class D Preferred Share for one Common Share, provided that such conversion is not made for a period of four
(4) years from October 1991; and holders of Class D Preferred Stock shall be entitled to receive non-cumulative and non-participating dividends from our net profits at the rate of up to nine percent (9%), when and if declared.

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

On January 3, 2000, in connection with the conversion of certain debt and other considerations, the Company agreed to issue to its President, Omar A. Duwaik, 17,633,334 restricted shares of its common stock. The total considerations given for the restricted shares were the conversion to equity of debt in the amount of $850,000, and a $100,000 bonus that was granted to Mr. Duwaik in 1995, but was never paid, and $108,000 in his salary reduction in 1999 and 2000. The shares were issued based on the value of the assets given up for $1,058,000.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The total revenues for fiscal year ended March 31, 2000 were $483,924 from active operations, $87,910 from discontinued operations, $2,343,505 from payments of previously sold cable operations, and $765, 367 from the sale of assets. This is compared to revenues of $644,088 were from active operations, $390,485 were from discontinued operations, and $1,020,388 were from the sale of cable operations. The increase in revenues in 2000 over those of 1999, in the net amount of $1,527,830 was due to the collection of a promissory note receivable in the approximate amount of $2.3 million and that there was no sale of assets in 1999. See "Purchase/Sale of Wireless Cable TV Stations". The operating revenues in 2000 were less than those of 1999 by $550,649 due to the sale of the company's subsidiary, Planet Internet, and the sale of the Company's office building.

Operating expenses in fiscal year 2000 were $2,105,894 as compared to $2,841,949 in 1999, a decrease of $736,055. The decrease is due to lower general and administrative expenses (from $1,812,651 in 1999 to $1,361,271 in 2000). The reduction in legal expenses by $117,052, and the reduction in depreciation and amortization by $151,002, and lower interest expenses contributed to the reduction in total operating expenses in 2000.

These and other activities resulted in a net income of $854,286 in 2000 as compared to a net loss of $1,075,848 in 1999.

The Company generated statutory income taxes of $441,074 in 2000 as compared to tax benefits of $554,227 in 1999.

While revenues from the gas project are not expected to materialize for at least three years, we intend to manage the proceeds from the sale of assets such that we anticipate no difficulty in maintaining our operations and meeting our obligations.


Capital

Constructing and developing Wireless Cable stations, and providing two-way communications and television programming require substantial initial capital outlays. While contracts with respect to providing programming are intended to have terms sufficient to provide for the recovery of our investment, together with a favorable return on its investment, our continued expansion is largely dependent on our ability to raise capital for the costs of any of our new business endeavors.

The design, development and construction of a Gas-To-Liquids Plant also require substantial capital investments. Our continued gas operations are dependent on our ability to raise the necessary financing for the Project. Specifically, the capital cost of the proposed Gas-To-Liquids Plant in Trinidad is estimated at $300 million. The Company has contacted and discussed potential financing of the proposed Plant with many foreign investors, financial institutions, manufacturers, vendors, suppliers and other entities. As of March 31, 2000, no bona-fide offer has been executed or negotiated. On May 10, 2000, the Company, through its wholly-owned subsidiary, Reema International, signed an agreement with a private investor to provide a loan of $150 million for the gas project. On June 5, 2000, Reema signed an agreement to engage the services of Parsons Energy and Chemical Group, Inc. for the engineering, procurement and construction of the Plant. The Company is currently holding discussions and negotiations with various entities for obtaining the remaining $150 million financing, of which there can be no assurance of success.

Since inception, the Company has financed its capital and operating cash requirements through loans and advances from the Company's president, other shareholders, and the sale of assets, and common stock. We are now engaged in debt financing options as well as continued asset sales. There is no certainty that we will be able to obtain all required financing.

Liquidity and Capital Resources

TVCN's primary source of liquidity has been from the sale of appreciated assets. Our business requires substantial capital investment on a continuing basis and the availability of a sufficient credit line or access to capital financing is essential to our continued expansion. TVCN's cash flows for the years ended March 31, 2000, and 1999, are summarized as follows:

Cash provided by (used in)           March 31,           March 31,
                                     2000                1999
Operations                           $   (1,381,186)     $   (1,049,013)
Investing activities                 $	   2,684,119      $      639,921
Financing activities                 $     (617,378)     $       18,887
Net increase (decrease)              $      685,555      $     (390,025)


Currently, we have $1,128,789 in long-term debt, which is primarily for the purchase of 12 Basic Trading Area Licenses from the FCC (see FCC Spectrum Auction on page 5), and the acquisition of an Area license from Wireless Tele-Communications of Pennsylvania.

Our current assets and liabilities are $3,662,843 and $988,438 respectively. The cash position is such that management anticipates no difficulty in its ability to sell appreciated assets to continue meeting its current obligations. (See "Business Development Strategies" below).

Cash Investments

The Company's president and a shareholder have advanced loans to the Company totaling $262,620.

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

Over the last several years, TVCN has been successful in selling sufficient number of stations and licenses to reasonably finance its activities. (See "Purchase/Sale of WCTV Stations", on page 5) herein. Until October, 1998, our stations have been limited to a one-way transmission: broadcasting cable TV programming over the air to potential subscribers. However, in October, 1998, the FCC changed its rules such that it is now allowed the use the wireless cable TV channels for two-way communications (see "Governmental Regulation FCC Licensing", on page 9). Using the concept of "cellular phone" or "cellular communications", the Wireless Cable frequencies can now be used for two-way communications connecting customers directly with long-distance telephone networks, circumventing local telephone lines.

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

As mentioned earlier, we intend to focus our future activities on the gas project. The proposed Gas-To-Liquids plant in Trinidad is expected to cost about $300 million. We are discussing with various financial institutions obtaining the necessary financing for the plant. We are also discussing with different entities the possibility of entering into a partnership agreement for the purpose of financing and implementing the proposed plant, but no agreement was signed by March 31, 2000. However, on May 10, 2000, the Company signed an agreement with a private investor to provide a loan of $150 million for the gas project. On June 5, 2000, the Company signed an agreement with Parsons to commence the engineering design procurement and construction of the proposed Plant. The Company is currently negotiating and discussing with various entities the possibility of obtaining the remaining $150 million needed for the gas Project. Although we are confident of our ability to obtain said remaining financing, there is no assurance that we will succeed in obtaining the necessary financing or entering into any partnership agreement with any entity.

With the reduction in expenditures, and the streamlining of operations, the proceeds from the sale of the residential land, the Detroit warehouse and office building and the note receivable, which has already been paid off, should be sufficient to fund our activities and meet current obligations.

Stockholder Advances

The president has been advancing loans to TVCN since its inception. The loans carry an annual interest of 8%. The advances are long-term loans, and are expected to be paid back at such time when we have sufficient funds to do so. As of March 31, 2000, after the conversion of $850,000 loan to equity, the remaining loans totaled $262,620. Interest expense on shareholder's advances totaled $81,878 in 2000, and $ 68,464 in 1999.

Income Tax Developments

Since its inception TVCN has incurred operating losses through March 31, 2000, which include certain accrued expenses that are not deductible for tax purposes until paid. We have a net operating loss carry-forward available to offset future year taxable income. The following summarizes these losses.


                         Net Operating
                         Loss Carry-                Year of
                         Forward                    Expiration

As of March 31, 2000    	$	4,200,000                2014

Selected Financial Data
Year ended March 31,       2000            1999           1998            1997           1996
Revenues                  $  3,680,701    $  2,062,961   $  1,201,829    $  1,146,144   $  1,195,368
Net income (loss)         $    854,286    $ (1,075,848)  $   (571,143)   $   (959,079)  $    512,387
Per share: net income
(loss)                           (.02)           (.03)          (.02)           (.05)           .03

Total assets              $  7,341,871    $  9,907,925   $ 11,012,467    $ 12,419,656   $ 15,287,790
Plant and equipment,
net                       $    992,963    $  3,252,830   $  3,579,109    $  3,265,350   $  2,543,499
Current assets            $  3,662,843    $    887,393   $  2,071,619    $  7,136,684   $  6,560,906
Total liabilities         $  3,437,847    $  6,858,322   $  7,079,069    $  7,700,974   $  9,610,028
Long-term debt            $  1,128,789    $  1,798,121   $  2,173,678    $  1,518,165   $  1,510,240


Capitalization

Our capitalization as of March 31, 2000 is as set forth in the following table and as more detailed in the attached audited financial statement:


                                            Stockholders  Equity (Deficit)
____________________________________________________________________________________________________________
Description                      2000             1999             1998              1997             1996
Common Stock                $       25,418   $       25,418   $      20,197   $      9,016    $       9,016
Preferred Stock             $       28,813   $       28,813   $      28,813   $    960,813    $     960,813
Additional Paid-in Capital  $    8,518,039   $    7,468,721   $   7,281,889   $  6,575,211    $   6,575,211
Deficit Accumulated         $   (3,619,063)  $   (4,473,349)  $  (3,397,501)  $ (2,826,358)   $  (1,867,279)
Total Stockholders Equity   $    4,962,024   $    3,049,603   $   3,933,398   $  4,718,682    $   5,677,761

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In March 2000, TVCN signed an engagement letter with the auditing firm of Ehrhardt Keefe Steiner & Hottman, P.C. of 7979 East Tufts Avenue, Suite 400, Denver, CO 80237 ("EKS&H or Auditor") (Telephone Number: (303) 740-9400, Fax Number: (303) 740-9009). EKS&H also has been auditing our financial records since 1993. The Auditor agreed to audit our financial records for fiscal year and assist in other related matters.

A representative(s) of the firm may be available at the annual meeting to respond to any questions and make a statement.

The accountants' reports on the financial statements for the fiscal years 1994, 1995, 1996, 1997, 1998, 1999, and 2000 contained no adverse opinions, disclaimers of opinion, or qualifications as to uncertainty, audit scope, or accounting principles.

PART III

ITEM 9.            DIRECTORS AND EXECUTIVE OFFICERS

The following sets forth the name, age, salary and business experience for the last five years of the directors and executive officers as of March 31, 2000. Unless otherwise noted, the positions described are positions with TVCN or its subsidiaries.

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

Name                           Age     Position                  Period Served

Omar A. Duwaik                 56      Chairman of the Board,
                                       Chief Executive Officer
                                       and President (1)         1987 to present

Armand DePizzol                68      Director (2)              1989 to present


Kenneth D. Roznoy              52      Vice President, Secretary
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

All directors hold office until the next annual shareholders meeting or until their successors have been elected and qualified. Vacancies in the existing Board are filled by majority vote of the remaining directors. The Board of Directors appoints our officers. Omar Duwaik and Kenneth Roznoy are employed on a full-time basis. Omar Duwaik should be considered a founder and controlling shareholder of TVCN (as such terms are defined by the Securities Act of 1933).

Omar Duwaik has been the President, CEO and Director of TVCN since its inception in 1987. Mr. Duwaik has been involved in the telecommunications, aerospace and electronic industries for the past 21 years. In 1980, Mr. Duwaik joined MDA, Inc. in Denver as its president. In 1983, MDA submitted 413 MMDS applications to the FCC, of which 71 were granted to MDA, with no competition, and through a lottery process, the FCC granted about forty more conditional licenses. For MDA, Mr. Duwaik constructed the first MMDS station in San Luis Obispo, California. Under his direction, three more MMDS stations were constructed in Kansas and Alabama. Mr. Duwaik received a BS Degree in Electrical Engineering, a BS Degree in Computer Science and an
MS Degree in Electrical Engineering Communications from Oregon State
University in 1971. Mr. Duwaik owns 39,797,557 shares of TVCN common stock, and also owns the majority of MDA, an affiliated company, which also owns 23, 845,892 shares of TVCN common stock and 950,233 shares beneficially by virtue of his voting control by power of attorney of 950,233 shares which are owned by his brother Tahar Aldweik. Mr. Duwaik also owns a majority of American Technology and Information, which owns 190,000 shares of TVCN common stock. Mr. Duwaik is employed on a full-time basis and is compensated at an annual salary of $108,000 of which $54,079 are paid in cash. (See Item 11. "Security Ownership", on page 29.)

Kenneth D. Roznoy - Vice President, Assistant Secretary and Director.
Mr. Roznoy returned to us on a free-lance basis in September of 1996 and was re-hired on a full-time basis on February 9, 1997 as Vice President of Business Development. During his two-year sabbatical he worked as a consultant for Elitches Garden in Denver and CHILDRENS CABLE NETWORK in Denver and Burbank, California. Mr. Roznoy served previously as one of the Company's Directors from 1989 - October 1994. Prior to joining TVCN in July 1987, Mr. Roznoy had been employed by American Technology and Information, Inc. ("AT&I") in Denver, Colorado since January 1, 1987 as its Vice President and Public Relations Director. From 1981 to 1987, Mr. Roznoy was working for KDR Productions providing entertainment-related services for businesses and non-profit organizations in Denver, Colorado. From 1978 to 1981, Mr. Roznoy worked for Commonwealth Theaters in Denver, Colorado and Dallas, Texas as Advertising Director. At Mulberry Square Productions, in Dallas, Texas from 1975 to 1978, Mr. Roznoy helped promote "Benji" into an international movie star with films and TV shows grossing in excess of $100 million. Mr. Roznoy is employed on a full-time basis and is compensated at the temporarily reduced rate of $31,161 a year.


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

Bradford J. Lam, Vice-President - General Counsel. As an attorney, Mr. Lam has been providing legal advice on SEC-related matters for the Company since 1993. On August 9, 2000, Mr. Lam will be joining the Company on a full-time basis. At Dworkin, Chambers & Williams, P.C. from 1995 to June 2000, he specialized in securities regulation, corporate finance, and mergers and acquisitions, where he was involved in preparations of registration statements, periodic reports, stock purchase and acquisition agreements and other related functions. At different law firms from 1989 to 1995, he was involved in securities fraud and complex commercial litigation. From 1987 to 1989, he was an attorney with the U.S. Securities & Exchange Commission at the Philadelphia Regional Office, where he was involved in Federal securities law enforcement, including conducting major securities fraud investigations. Prior to joining the SEC, he was with the California Department of Corporations in State securities law enforcement. Mr. Lam received his Juris Doctorate Degree in May, 1985 from California Western School of Law and his BA in Economics from Lafayette College, PA in 1980.

Glen Clark, Mr. Clark is the president of Reema International in charge of the Gas-To-Liquids project. Reema is a wholly-owned subsidiary of TVCN. Prior to joining Reema in 1993, Mr. Clark was responsible for managing a 300-person Engineering and Design Drafting Group at Gulf Interstate Engineering, where they provided design and drafting services to the pipeline (Liquid &
Gas) and related process industries. At M.W. Kellogg, Mr. Clark was responsible for world-wide start-up to completion operations of an average of over 30 projects employing over 2,500 people around the world. The projects included LNG (and regasification), ammonia, fertilizer, methanol, cogeneration, carbon dioxide (recover, purification and reinjection), catalytic cracking and refinery operations and maintenance. At Bechtel Petroleum, Mr. Clark was responsible for all synfuel project activities.
The projects included coal gasification, heavy oils, tar sands, oil shale, biomas conversion and coal liquefication. At Allied Chemical, for over 27 years, Mr. Clark Progressed from an entry-level foreman to become the vice president with a wide range of responsibilities that included managing the operations of 20 chemical plants. Mr. Clark has a Bachelor of Science ("B.S.") degree in chemical engineering from Penn State and a master of business administration ("MBA") degree from New York state University. He has completed graduate marketing and management courses at Columbia University and an advanced management program at Harvard University.

Robert L. Bighouse, Reema's Vice-President - Project Director, brings over
40 years of project management experience to the Reema team with project management ranging from Union Carbide's Chemical & Plastics Division to Petromont Ltd.'s UNIPOL Polyethalene Project Montreal to Petrokenya's Ethylene Plant in Saudi Arabia. Since 1996, Mr. Bighouse has provided engineer Project Management work to Reema on a consulting basis as well as to Brown and Root and Union Carbide Corp. In 1995, he supplied Reema
Project Definition for a 20 MW congeneration power plant in Equatorial Guinea. Prior to that, Mr. Bighouse served on a Management Reorganization Team at Union Carbide, as well as a Project Manager for their Seadrift Plant Rebuild Project following the aftermath of an explosion that occurred in March 1991. Under UNIPOL contract to their licensee, Petromont, he served as the Project Manager on the design and construction of the HDPE unit of their Polyethline Project in Montreal, Canada. Since 1953, he has served Union Carbide in many other capacities and on many other of their projects traveling to West Virginia (Olefins Business Team), Louisiana (Plant Management), Houston, Texas (Gulf Coast Plant Engineering Support), and two other Project jobs at Carbide UCC Seadrift Plant. Mr. Bighouse has a Chemical Engineering Degree from Ohio State University and an MBA from the University of Houston. Mr. Bighouse joined Reema on a full-time basis in June, 2000.

James A, Shields, Reema's Vice-President - Finance, has twenty-five years business experience in senior management and financial management. Prior to joining Reema, he was its financial consultant. As such, he built the financial model to measure the sensitivity of capital cost, gas price and product price for Reema's $300 million GTL plant. Prior to Reema, Mr. Shields worked with Investors Brokerage Services in Houston, TX for six years and for THE ACACIA GROUP in Houston for five years. In both cases, he worked in Account Management and as a Certified Planner. As a CFP, Mr. Shields is certified in the areas of risk management, investments, tax planning and management, retirement planning, employee benefits and estate planning. Prior to ACACIA, Mr. Shields was the Manager of Project Controls for the M.W. Kellogg Company in Houston where he managed the financial, cost and scheduling functions of M.W. Kellogg's Plant Services Division. Earlier, Jim served as M.W. Kellogg's contract Manager overseeing contracts in world scale chemical complexes in Algeria and Nigeria, plus developed financial procedures for M.W. Kellogg in their LNG plant in Algeria. Mr. Shields has a BS in Business Administration from Lehigh University in Bethlehem, Pennsylvania; a MIM-Masters of International Management from the American Graduate School of International Management (Thunderbird) in Glendale, AZ; and became a Certified Financial Planner in 1991 as approved by the International Board of Standards and Practices.

ITEM 10.          EXECUTIVE COMPENSATION

The following table sets forth the cash remuneration paid or accrued by TVCN and its subsidiaries for services to TVCN in all capacities during the fiscal year ended March 31, 2000, to (i) each of the two most highly compensated officers of the Company, and (ii) all its executive officers as a group (includes compensation only for those periods of the fiscal year ended March 31, 2000, for which each such individual was an executive officer). Following are the salaries of individuals who are officers receiving a salary from TVCN:



                                                                  Cash
     Name of Individual	    Capacity in Which Served	             Compensation

Omar A. Duwaik              Chairman of the Board of Directors,
                            President and Chief Executive
                            Officer                               $ 108,000

Glen L. Clark               President-Reema                       $  75,000


Kenneth D. Roznoy           Vice President, Secretary, and
                            Director                              $  30,161

Stock Option Plan

TVCN has in effect an incentive Stock Option Plan and has reserved a total of 2,000,000 shares of common stock for issuance pursuant to the plan, designed as an incentive for key employees, and for acquisitions of business opportunities, and is to be administered by the compensation committee of the Board of Directors, which selects optionees and determines the number of shares subject to each option. The plan provides that no option may be granted at an exercise price less than the fair market value of the shares of the common stock on the date of grant. Fair market value is determined by calculation of an average of the highest and lowest sale prices of the stock, as reported by a responsible reporting service the committee may select. The committee is also empowered to determine fair market value in such other manner as is deemed equitable for purposes of the plan. The committee expects to determine fair market value in accordance with quotations of share prices maintained by market makers. Unless otherwise specified, the options expire five years from date of grant and may not be exercised during the initial one-year period from date of grant. Thereafter, options may be exercised in whole or in part, depending on terms of the particular option. The Board of Directors has not selected the compensation committee. As of March 31, 2000, no options under this stock option plan were issued.

Compensation Pursuant to Plans

No compensation was paid to executive officers pursuant to any plan during the fiscal year just ended, and there is no agreement or understanding, express or implied, with any officer or director concerning employment or cash compensation for services other than their aforementioned salaries.

Other Compensation

For the fiscal year ended March 31, 2000, executive officers received reimbursement of out of pocket expenses incurred on the Company's behalf.

On February 14, 1995, the Board of Directors had granted Mr. Omar Duwaik a cash bonus of $100,000. Because of cash flow constraints, the bonus was not paid. This transaction was reflected as a liability on the balance sheets through December 31, 1999. However, in January, 2000, Mr. Duwaik agreed to convert this bonus into equity for which the Company issued restricted shares. See "Description of Securities", page 23.

Compensation of Directors

None.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of common stock by each director and nominee and by all directors and officers of TVCN as a group and of certain other beneficial owners of more than 5% of any class of the Companies voting securities as of March 31, 2000. The number of shares beneficially owned is deemed to include shares of common Stock which directors or officers have a right to acquire pursuant to the exercise of options within sixty days (60) of March 31, 2000. Each such person has sole voting and dispositive power with respect to such securities. All information refers to common stock.


Name and Position with TVCN, or Name and     Amount of Beneficial   Percent of
Address of Greater than 5% Holders	          Ownership	             Class


Omar A. Duwaik
  Chairman of the Board of
  Directors, President and
  Chief Executive Officer                       64,783,682           94.6%
  10020 E. Girard Ave., #300
  Denver, CO 80231

Multichannel Distribution
  Of America, Inc. (MDA)
  10020 E. Girard Ave., #300
  Denver, CO 80231                              23,845,892           34.8%

All other officers
  or beneficial owners of
  of 5% or more                                    -0-           Less than .001%

Total shares owned by management
As a group (1)                                  64,783,682           94.6%


(1) Mr. Duwaik owns 39,797,557 shares directly and 23,845,892 shares beneficially by virtue of his controlling stake in Multichannel Distribution of America, 190,000 shares by virtue of controlling America Technology & Information, and 950,233 shares beneficially by virtue of his voting control by Power of Attorney of 950,233 shares which are owned by his brother Taher Aldweik. On May 29,1997 MDA became greater than a 5% Shareholder of TVCN's Common Stock by converting its Preferred Stock to Common. MDA is substantially owned and controlled by Omar Duwaik, its President. Adding all shares that are under Mr. Duwaik's ownership and/or control, the total will be 64,783,682 shares or 94.6% of the outstanding and issued shares of TVCN's common stock.

ITEM 12.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain related transactions were entered into between TVCN and its president, Omar Duwaik and other companies owned/controlled by him. [For a specific transaction, see the following titles elsewhere herein: "Description of Securities", "Conversion of Preferred Stock", Quincy, Illinois and Salina, Kansas", Auto Salvage and Parts Recycling Business", and Rome, GA".]

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


21. Subsidiaries of the Registrant.

Financial Data Schedule

99.	Additional Exhibits
99.1(P) Copy of a report by Houlihan Valuation Advisors titled "Valuation of a 10,000,000 Shares Block of Restricted Common Stock of TV Communications Network, Inc. as of March 25, 1998." *

* Previously Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








TV COMMUNICATIONS NETWORK, INC

Date:  July 14, 2000



/s/ OMAR A. DUWAIK
 Omar A. Duwaik
President, CEO &
Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


/s/ OMAR A. DUWAIK			           /s/ KENNETH D. ROZNOY
Omar A. Duwaik                  Kenneth D. Roznoy
President, CEO &		  		          Vice President &
Director					                   Director

/s/ JACKIE PORTER
Jackie Porter
Acting Controller


Dated:	 July 14, 2000

                         TV COMMUNICATIONS NETWORK, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements
                                 March 31, 2000

                         TV COMMUNICATIONS NETWORK, INC.
                                AND SUBSIDIARIES



                                Table of Contents


                                                                        Page
Independent Auditors' Report............................................F - 1

Consolidated Financial Statements

        Consolidated Balance Sheet......................................F - 2

        Consolidated Statements of Operations...........................F - 3

        Consolidated Statements of Changes in Stockholders' Equity......F - 4

        Consolidated Statements of Cash Flows...........................F - 5

Notes to Consolidated Financial Statements..............................F - 7

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
TV Communications Network, Inc.
Denver, Colorado


We have audited the accompanying consolidated balance sheet of TV Communications Network, Inc. as of March 31, 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two year period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TV Communications Network, Inc. at March 31, 2000 and the results of their operations and their cash flows for each of the years in the two year period ended March 31, 2000 in conformity with generally accepted accounting principles.




                                      /S/Ehrhardt Keefe Steiner & Hottman PC
                                      Ehrhardt Keefe Steiner & Hottman PC
May 26, 2000
Denver, Colorado

                        TV CCOMMUNICATIONS NETWORK, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheet
                                 March 31, 2000


                                     Assets

Current assets
    Cash and cash equivalents                                     $ 1,147,712
    Investments                                                     2,188,477
    Accounts receivable                                                 6,855
    Inventory                                                          88,017
    Notes receivable                                                   37,600
    Deferred income taxes (Note 8)                                    119,585
    Other current assets                                               74,597
                                                                   ----------
              Total current assets                                  3,662,843

Property and equipment - net (Note 3)                                 715,945
Property and equipment, net - discontinued
  operations (Note 3)                                                 207,018

Other assets
    License agreements - net of accumulated
     amortization of $1,243,745 (Note 5)                            1,196,726
       Deferred income taxes (Note 8)                               1,436,652
        Other assets                                                   80,504
        Reclamation bonds - discontinued
          operations (Note 11)                                         42,183
                                                                   ----------
                  Total other assets                                2,756,065
                                                                   ----------
    Total assets                                                   $7,341,871
                                                                   ==========

                      Liabilities and Stockholders' Equity
    Current liabilities
        Accounts payable                                             $182,879
        Accounts payable - discontinued operations                     97,741
        Accrued expenses (Note 4)                                     465,259
        Current maturities of long-term debt (Note 5)                 199,174
        Current maturities of long-term debt -
          discontinued operations (Notes 5 and 14)                     37,500
        Subscriber deposits                                             5,885
                                                                  -----------
                  Total current liabilities                           988,438

   Long-term liabilities
        Long-term debt (Note 5)                                     1,128,789
        Advances from stockholder (Note 5)                            262,620
                                                                  -----------
                  Total liabilities                                 2,379,847
                                                                  -----------
    Commitments and contingencies (Notes 5, 6 and 7)

    Stockholders' equity (Note 7)
    Class A preferred stock, $1 par value;
      no shares outstanding                                                 -
    Class B preferred stock, $1 par value;
      28,813 shares issued and outstanding                             28,813
    Class C preferred stock, $1 par value;
      no shares outstanding                                                 -
    Class D preferred stock, $1 par value;
      no shares outstanding                                                 -
    Common stock, $.0005 par value;
      100,000,000 shares authorized,
      68,469,788 shares issued and outstanding                         34,235
    Additional paid-in capital                                      8,518,039
    Accumulated deficit                                            (3,619,063)
                                                                  -----------
              Total stockholders' equity                            4,962,024
                                                                  -----------
Total liabilities and stockholders' equity                        $ 7,341,871
                                                                  ===========

                         TV COMMUNICATIONS NETWORK, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations


                                                      For the Years Ended
                                                           March 31,
                                                ------------------------------
                                                    2000                1999
Revenues
     Lease income (Note 6)                      $   259,549         $   367,129
     Interest income                                209,286             275,405
     Other revenue                                   15,089               1,554
                                                -----------         -----------
              Total revenue                         483,924             644,088
                                                -----------         -----------
Operating expenses
     General and administrative                   1,361,271           1,812,651
     Litigation settlement expense (Note 6)               -             117,052
     Depreciation and amortization                  501,057             652,059
     Interest expense                               243,566             260,187
                                                ------------         -----------
              Total expenses                      2,105,894           2,841,949
                                                ------------         -----------
Operating loss                                   (1,621,970)         (2,197,861)
Lawsuit settlement                                        -             300,000
Gain on sale of cable operations (Note 9)         2,343,500           1,020,388
Gain on sale of assets (Note 10)                    765,367                   -
                                                -----------         -----------
Income (loss) before income taxes                 1,486,897            (877,473)
Income tax expense (benefit) (Note 8)
     Current                                              -                   -
     Deferred                                       506,197            (298,342)
                                                -----------         -----------

Net income (loss) from continuing operations        980,700            (579,131)

Discontinued operations (Note 14)
     Loss from discontinued operations
       net of income tax benefit of
       $52,362 and $255,888 for 2000
       and 1999, respectively                     (101,643)            (496,717)
     Loss on disposal of Page TVCN, Inc.
       net of income tax benefit of
       $12,761 for 2000                            (24,771)                   -
                                                ----------          -----------
                                                  (126,414)            (496,717)
                                                ----------          -----------
Net income (loss)                               $  854,286          $(1,075,848)
                                                ==========          ===========

 Income (loss) per weighted average share
   of common stock
     Basic from continuing operations           $      .02          $      (.02)
     Basic from discontinued operations                  -                 (.01)
                                                ----------          -----------
         Total basic                            $      .02          $      (.03)
                                                ==========          ===========
     Diluted from continuing operations         $      .02          $      (.02)
     Diluted from discontinued operations                -                 (.01)
                                                ----------          -----------

         Total diluted                          $      .02          $      (.03)
                                                ==========          ===========

Weighted average common shares outstanding
     Basic                                      55,087,778           41,119,281
                                                ==========          ===========

     Diluted                                    55,087,778           41,119,281
                                                ==========          ===========


                 See notes to consolidated financial statements.
                                      F - 3


                                                                  TV COMMUNICATIONS NETWORK, INC.
                                                                         AND SUBSIDIARIES
                                                       solidated Statement of Changes in Stockholders' Equity
                                                          For the Years Ended March 31, 2000 and 1999


                                     Preferred Stock              Common Stock            Additional
                                 -----------------------     ------------------------      Paid-In      Accumulated
                                   Shares        Amount        Shares        Amount        Capital       (Deficit)        Total
                                 ----------   ----------     -----------   ----------    -----------    -----------    -----------
Balances at March 30, 1998          28,813   $   28,813      40,395,343    $   20,197    $ 7,281,889    $(3,397,501)   $ 3,933,398

 Net loss for the year ended
  March 31, 1999                          -            -               -            -               -     (1,075,848)    (1,075,848)
 Acquisition of business                  -            -       1,500,000          750         74,250              -         75,000

 Acquisition of business                  -            -       8,507,460        4,254         (4,253)             -              1

 Stock repurchase adjustment
   (Note 6)                                            -         433,151          217        116,835              -        117,052
                                 ----------   ----------     -----------   ----------    -----------    -----------    -----------

 Balance at March 31, 1999           28,813       28,813      50,835,954       25,418      7,468,721     (4,473,349)     3,049,603

 Net income for the year ended
   March 31, 2000                         -            -               -            -              -        854,286        854,286

 Stock issued to Company's
   President for settlement
   of services provided                   -            -      17,633,334        8,817      1,049,183              -      1,058,000

 Stock repurchase adjustment
   (Note 6)                               -            -             500            -            135              -            135
                                 ----------   ----------     -----------   ----------    -----------    -----------    -----------
 Balance at March 31, 2000           28,813   $   28,813      68,469,788   $   34,235    $ 8,518,039    $(3,619,063)   $ 4,962,024
                                 ==========   ==========     ===========   ==========    ===========    ===========    ===========



                                 See notes to consolidated financial statements.
                                                                          F - 4

                         TV COMMUNICATIONS NETWORK, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


                                                       For the Years Ended
                                                            March 31,
                                                   --------------------------
                                                       2000           1999
                                                    -----------   -----------
Cash flows from operating activities
   Net income (loss)                                $   854,286   $(1,075,848)
                                                    -----------   -----------
   Adjustments to reconcile net income
    (loss) to net cash used in operating
    activities -
     Adjustment to repurchase of common stock               135       117,052
     Gain on sale of cable operations                (2,343,500)   (1,020,388)
     Gain on the sale of assets                        (765,367)            -
     Depreciation and amortization                      568,864       850,720
     Deferred income taxes                              441,074      (554,227)
     Change in certain assets and liabilities -
       Accounts receivable                               21,995        10,648
       Prepaid expenses and other current assets         63,375        15,284
       Other assets                                      29,127        34,006
       Accounts payable                                (213,079)      170,834
       Accrued expenses                                 (19,602)       62,611
       Income taxes payable                                   -       (21,850)
       Subscriber deposits                              (18,494)         (251)
                                                    -----------   -----------
                                                     (2,235,472)     (335,561)
                                                    -----------   -----------
          Net cash flows used in operating
           activities                                (1,381,186)   (1,411,409)
                                                    -----------   -----------

   Cash flows from investing activities
     Cash paid for business acquisitions net of
      cash acquired                                           -       (47,426)
     Issuance of notes receivable                        (1,800)      736,513
     Proceeds from sale of Wireless Cable license     2,343,500       362,396
     Net investing activity                          (2,024,107)       60,459
     Property and equipment purchases                   (60,857)     (102,365)
     Proceeds from sale of property and equipment     2,427,383             -
     Purchase of broadcasting licenses                        -        (7,260)
                                                    -----------   -----------
          Net cash flows provided by investing
           activities                                 2,684,119     1,002,317
                                                    -----------   -----------

   Cash flows from financing activities
     Proceeds from stockholder advances                 188,289       151,379
     Payments on stockholder advances                  (176,003)      (69,132)
     Payments on long-term debt and capital leases     (629,664)      (63,360)
                                                     ----------   -----------
          Net cash flows (used in) provided by
           financing activities                        (617,378)       18,887
                                                     ----------   -----------

   Net increase (decrease) in cash and
    cash equivalents                                    685,555      (390,205)

   Cash and cash equivalents - beginning of year        462,157       852,362
                                                     ----------   -----------

   Cash and cash equivalents - end of year          $ 1,147,712   $   462,157
                                                    ===========   ===========

Continued on the following page.


                       See notes to consolidated financial
                                  statements.

                         TV COMMUNICATIONS NETWORK, INC.
                                AND SUBSIDIARIES


Consolidated Statements of Cash Flows - (continued)



Supplemental disclosure of cash flow information
     Cash paid during the year for interest was $262,312 (2000) and $213,707
      (1999).

     Cash paid during the year for income taxes was $0 (2000) and (1999).

Supplemental disclosure of non-cash investing activities

     During 2000, the Company's Board of Directors approved the issuance of 17,633,334 shares of stock to the Company's president valued at $1,058,000 for past services rendered, settlement of previously accrued unpaid bonuses and for repayment of advances.

     During 2000, the Company transferred $107,029 of inventory to fixed assets.

     During 2000, the Company sold its office building and received a note receivable of $34,500 and prepaid rent expense of $87,000.

     During 2000, the Company sold property and equipment of $345,592 and the purchaser assumed a capital lease of $208,422 of Planet Internet Corp. for restricted shares in a privately held company totally $137,170.

     During 1999, the Company issued 1,500,000 shares of common stock valued at $75,000 in the acquisition of a business (Note 3).

     During 1999, the Company also issued 8,507,460 shares of common stock in the acquisition of a business (Note 3)

     During 1999, the Company recorded an adjustment to the number of shares cancelled in the prior year for the settlement of a lawsuit resulting in the reinstatement of 433,151 shares of common stock and a charge of $117,052 to operations for additional litigation settlement expense (Note 7).




                 See notes to consolidated financial statements.

                         TV COMMUNICATIONS NETWORK, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 1 - Organization and Summary of Significant Accounting Policies

Organization

TV Communications Network, Inc. (the "Company") is engaged primarily in the business of leasing Wireless Cable TV (WCTV) licenses. In addition, the Company engages in research regarding the conversion of natural gas into alternative fuels, operating a salvage yard, providing internet access services (discontinued in 2000), and retail sale of paging equipment (discontinued in 2000) and the related access service through its various subsidiaries.

Principles of Consolidation

The Company's consolidated financial statements include the accounts of TV Communications Network, Inc. (TVCN), its wholly-owned subsidiaries International Integrated Systems, TVCN International, Inc., International Exports, Inc., Mining and Energy International Corp., REEMA International (Note 10), Planet Internet Corp. (Note 16), JBA Wholesalers, Inc., MDA of Georgia, Inc.; MDA of Illinois, Inc., and its majority-owned stock position in Century 21 Mining, Inc. and Page TVCN, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Minority Interest

Minority interest is reflected in consolidation and is the portion of Century 21 Mining, Inc. stock and Page TVCN, Inc. (discontinued in 2000) stock that is not owned by the Company. The aggregate losses attributable to the minority interests are in excess of the minority interests investments and accordingly, the Company is recognizing 100% of the operating losses generated.

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

                         TV COMMUNICATIONS NETWORK, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 1 - Summary of Significant Accounting Policies (continued)

Basic Loss Per Share

The Company follows the provisions of Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (FAS 128). Basic loss per share is based upon the weighted average number of shares outstanding. The Company has no dilutive potential common shares at March 31, 2000 and 1999, respectively.

Depreciation and Amortization

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of primarily five to seven years. When assets are retired or otherwise disposed of the assets and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in income. It is the policy of the Company to charge operations for maintenance and repairs, and to capitalize expenditures for renewals and betterments. Licenses are recorded at cost, which may include related equipment. Amortization is provided using the straight-line method over the life of the licenses of 10 years.

Inventory

Inventories are carried at the lower of cost, determined on the weighted average method, or market. Inventory consists of installation materials which are held for resale or expected to be used in the next year.

Advertising Costs

The Company expenses advertising and promotional costs as incurred. Advertising expenses for the years ended March 31, 2000 and 1999 were $14,229 and $43,623, respectively.

Research and Development Expenses

The Company expenses research and development costs as incurred.

The Company incurred approximately $309,000 and $423,000 in research and development related expenses associated with its gas-to-liquids conversion process for the years ended March 31, 2000 and 1999, respectively.

                         TV COMMUNICATIONS NETWORK, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 1 - Summary of Significant Accounting Policies (continued)

Valuation of Long-Lived Assets

The Company assesses valuation of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of. The Company periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined by comparable selling values and the anticipated cash flows discounted at a rate commensurate with the risk involved.

Concentration of Credit Risk

Cash accounts potentially subject the Company to concentration of credit risk. The Company places its cash with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. At March 31, 2000, there was approximately $998,000 in excess of the federally insured limit.

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

Cash and Cash Equivalents

The carrying value approximates fair value due to its liquid or short-term nature.

Investments

For those investments, which consist primarily of mutual fund investments, the carrying amount approximates fair value.

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

Reclassifications

Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.


Note 2 - Management's Plans for Continued Operations

As shown in the accompanying financial statements, the Company has incurred net losses of $1,075,848 and $571,143 for the years ended March 31, 1999 and 1998, respectively. The Company also had negative cash flows from operations in 2000 and 1999. Management's plans to maintain sufficient future cash flows to meet its future financial obligations and to continue funding research of its gas-to-liquids (GTL) technology, including the possible sale of the Company's basic trade area (BTA) license rights and negotiating financing arrangements with third-parties to fund GTL plant construction. Based on a review of current cash balances and estimated future cash flows management believes that sufficient cash flow will be provided to meet the Company's financial obligations through the fiscal year 2001.

                         TV COMMUNICATIONS NETWORK, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 3 - Property and Equipment

The following summarizes property and equipment:
                                                    Continuing    Discontinued
                                                    Operations     Operations
                                                    -----------   ------------
         Land                                       $   177,195   $          -
         Office building and improvements               125,000              -
         Office furniture and equipment                 357,616          7,436
         Mining equipment                                     -        425,963
         Gas to liquids testing equipment                77,309              -
         Transmission equipment                         882,619              -
         Transportation equipment                       137,850              -
                                                    -----------   ------------
                                                      1,757,589        433,399
         Less accumulated depreciation               (1,041,644)      (226,381)
                                                    -----------   ------------

         Total                                      $   715,945   $    207,018
                                                    ===========   ============


Note 4 - Accrued Liabilities

Accrued liabilities consist of the following:

         Payroll taxes payable                      $    31,436
         Interest payable                                64,092
         Commission payable                             369,143
         Other                                              588
                                                    -----------
                                                    $   465,259
                                                    ===========

                         TV COMMUNICATIONS NETWORK, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 5 - Long-Term Debt and Stockholder Advances

Long-Term Debt

Notes payable in connection with the purchase of
several Basic Trade Areas(BTA's) maturing 2006.
Interest at 9.5%. Debt service began with quarterly
interest payments totaling $24,236, with principal
and interest payments beginning November 1998
totaling $45,886. The notes are secured by the BTA
license rights (Note 6)                                           $ 1,244,748

Note payable with monthly payments of $5,000.
Collateralized by the equipment with a net book
value of approximately $34,970.                                        37,500

Note payable in  connection  with the purchase
of a building and related  land, maturing March
2006. Interest at 9% with monthly principal and
interest payments of $1,500. Collateralized by
land and building.                                                     83,215
                                                                  -----------
                                                                    1,365,463
Less current maturities:
         Continuing                                                  (199,174)
         Discontinued                                                 (37,500)
                                                                  -----------
Long-term debt                                                    $ 1,128,789
                                                                  ===========

The aggregate annual maturities of long-term debt at March 31, 2000 are as follows:

         Year Ending March 31,
     ----------------------------
                    2001                            $   236,674
                    2002                                165,462
                    2003                                180,566
                    2004                                199,590
                    2005                                219,210
                    Thereafter                          363,961
                                                    -----------

                                                    $ 1,365,463
                                                    ===========

Stockholder Advances

Stockholder advances bear interest at 8%. Interest expense on stockholder advances totaled $81,878 (2000) and $68,464 (1999).


Note 6 - Commitments and Contingencies

Leases

The Company leases radio towers under leases and are automatically renewed for one-year periods unless terminated by either party upon 90 days prior written notice. Total lease expense for the years ended March 31, 2000 and 1999 was $94,362 and $64,888, respectively.

The Company entered into a lease for office space on November 1, 1999 and expiring October 31, 2002 in connection with the sale of it's building (Note
11). The Company prepaid the first two years of the lease on the amount of $87,000. The final year of the lease calls for monthly payments of $3,625. Total lease expenses for the year ended March 31, 2000 was $18,125.

Future minimum lease payments are as follows:

          2001                                      $    18,125
          2002                                           25,375
                                                    -----------

                                                    $    43,500
                                                    ===========

                         TV COMMUNICATIONS NETWORK, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Commitments

The Company has guaranteed the supply of all compatible equipment and spare parts that may be needed for the maintenance, and refurbishment of the equipment and the continuation of the WCTV operations in Qatar without interruption over a period of ten years, ending in 2006. Costs incurred by the Company to date have been insignificant and management believes any such future costs will not have a material impact to the Company. The Company has until August 2001 to begin build out of its BTA licenses (Note 5).

Contingencies

In 1999 and 2000, in connection with a settlement of a class action suit in prior years, it was determined that the actual number of shareholders electing to relinquish their rights to TVCN stock was less then estimated by the Company in 1998. This resulted in an adjustment to increase equity by 500 and 433,151 shares of common stock valued at $135 and $117,052 and to increase litigation expense by $135 and $117,052 in 2000 and 1999, respectively.

                         TV COMMUNICATIONS NETWORK, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 7 - Stockholders' Equity

Class A Preferred Stock

Class A Preferred Stock entitles the holder to convert the Preferred Stock at the rate of one Class A Preferred Share for 4,167 shares of Common Stock of the Company. Class A Preferred Stock is participating stock, and carries a cumulative dividend of nine percent (9%) per annum, compounded quarterly, on the issued and outstanding Class A Preferred Stock. Holders of the Class A Preferred Stock are not entitled to convert their Class A Preferred Stock into Common Stock in the event the Company calls such Preferred Stock to redemption at $1.00 per share, plus any unpaid dividends, if any. No Class A Preferred Shares have been issued to date.

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


Note 7 - Stockholders' Equity (continued)

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


Note 8 - Income Taxes

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

Deferred taxes are recorded based upon differences between the financial statements and tax basis of assets and liabilities and available tax credit carryforwards. Cumulative temporary differences and carryforwards which give rise to the deferred tax assets and liabilities for 2000 were as follows:

         Net operating loss                         $ 1,435,112
         Alternative minimum tax credit                 113,532
         Shareholder interest and bonus                  34,000
         Depreciation                                   (32,461)
         Valuation allowance                              6,054
                                                    -----------
                                                    $ 1,556,237
                                                    ===========

The net current and long-term deferred tax assets and liabilities in the accompanying balance sheet includes the following deferred tax assets and liabilities.


                                                      March 31,
                                                        2000
                                                     -----------

        Current deferred tax asset                   $   119,585
                                                     -----------
            Net current deferred tax asset           $   119,585
                                                     ===========

        Long-term deferred tax asset                $  1,469,113
        Long-term deferred tax liability                 (32,461)
                                                     -----------
            Net long-term deferred tax asset         $ 1,436,652
                                                     ===========

                        TV COMMUNICATIONS NETWORK, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 8 - Income Taxes (continued)

The Company has incurred losses, which include certain accrued expenses that are not deductible for tax purposes until paid, since its inception, July 7, 1987, and has loss carryforwards available to offset future taxable income. The Company has net operating loss carryforwards totaling approximately $4,200,000 which expire through 2014.

The following is a reconciliation of income taxes at the Federal Statutory rate with income taxes recorded by the Company.
                                                           Years Ended
                                                             March 31,
                                                    --------------------------
                                                        2000          1999
                                                    --------------------------

     Computed income taxes at statutory rate        $   441,074   $   (554,227)
                                                    -----------   ------------
                                                    $   441,074   $   (554,227)
                                                    ===========   ============


Note 9 - Sale of Domestic Wireless Cable Operations

During the year ending March 31, 1994, the Company sold three of its domestic wireless cable operations for approximately $5,100,000 in cash and $12,268,000 in notes receivable, due in monthly installments from 1994 through 1998. The sales resulted in a pretax gain of approximately $15,460,000, of which approximately $11,475,000 was deferred at March 31, 1994. On December 31, 1995, the Company entered into an agreement to receive $500,000 cash and an additional $2,150,000 note receivable for the Detroit WCTV System due in 2001. On December 31, 1996, the Company revised this agreement, incorporating $193,500 of unpaid interest into the note receivable balance due in 2001. In January 2000, the Company received a cash payment and recognized a gain of $2,343,500 for the entire balance due on the note receivable.

The Company received cash payments of $1,098,909 during 1999, related to sales of Wireless Cable licenses from prior years.


Note 10 - Sale of Assets

On April 15, 1999, the Company sold one of its residential lots in Cherry Hills Village, Colorado previously held for investment purposes. The lot was sold to an unrelated third party for cash of $630,000. The lot had a net book value of approximately $322,000 at March 21, 1999.

                        TV COMMUNICATIONS NETWORK, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 10 - Sale of Assets (continued)

On October 15, 1999, the Company sold its office building in Denver, Colorado. The building was sold to an unrelated third party for total purchase price of $1,200,000. The Company received cash, a $34,500 note receivable and prepaid lease payments of $87,000. The building had a net book value of approximately $902,000.

On November 5, 1999, the Company sold its land and building in Detroit, Michigan. The land and building were sold to an unrelated third party for cash of $200,000. The land and building had a net book value of approximately $220,000.

On March 20, 2000, the Company sold its other residential lot in Cherry Hills Village, Colorado previously held for investment purposes. The lot was sold to an unrelated third party for cash of $695,000. The lot had a net book value of approximately $303,000.

The following summarizes the gain (loss) on sale of these assets:

     Cherry Hills Village Lot #1                    $   244,290
     Cherry Hills Village Lot #2                        339,258
     Office building                                    231,015
     Detroit land and building                          (49,196)
                                                    -----------

                                                    $   765,367
                                                    ===========

Note 11 - Other Assets

During the year ended March 31, 1997, the Company purchased approximately $70,000 of reclamation bonds related to its mine development efforts, in addition to the $27,000 purchased in prior years. The bonds are held for the purpose of offsetting the cost of restoration following completion of the related mining efforts. Cost of the reclamation bonds will be amortized over the necessary reclamation period.

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

                        TV COMMUNICATIONS NETWORK, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 12 - REEMA International (continued)

During 1998, REEMA and the government of Trinidad and Tobago signed a Memorandum of Understanding (MOU) for the construction and operation of a gas-to-liquid
(GTL) plant in Trinidad. The GTL plant construction costs are estimated at approximately $300 million, which REEMA is currently reviewing various financing alternatives. There are no binding obligations for either party under the MOU and both parties are in continued negotiations towards reaching a definitive agreement. There can be no assurances that the necessary financing will be obtained to cover the costs of constructing the GTL plant. On June 11, 1999, the National Gas Company of Trinidad and Tobago Limited (a government agency) and Reema International Corporation signed an agreement titled "Term Sheet for Supply of Natural Gas Agreement", detailing the terms and conditions for a definitive agreement.


Note 13 - Business Segments

Operating results and other financial data are presented for the principal business segments of the Company for the years ended March 31, 2000 and 1999. Total revenue by business segment includes wireless cable TV (WCTV) station leases and WCTV international station construction contracts, as reported in the Company's consolidated financial statements. Operating profit by business segment is total revenue less cost of sales, where appropriate, and other operating expenses. In computing operating profit by business segment, the following items were considered in the Corporate and Other category: portions of administrative expenses, interest expense, income taxes and any unusual items. Identifiable assets by business segment are those assets used in Company operations in each segment. Corporate assets are principally cash, notes receivable, investments, intangible assets and deferred charges.

Note 13 - Business Segments (continued)

                                                                                        Dis-
                                                                            Dis-     continued
                                                 WCTV                    continued   Internet     Dis-
                                     WCTV       Station      Natural       Mining     Access   continued
                       Salvage     License   Construction   Gas Fuel       and       Service     Pager      Corporate
                        Yard       Leases     Contracts    Conversion  Exploration   Provider    Rental     and Other  Consolidated
                      ---------  ----------  ------------  ----------  -----------   --------  ---------   ----------  ------------
 March 31, 2000
Lease income          $ 63,617     $134,631  $          -  $        -  $         -  $  43,272  $  44,638   $   61,300  $    347,458
Interest income              -            -             -           -            -          -          -      209,286       209,286
Other income                 -       15,090             -           -            -          -          -            -        15,090
                      --------   ----------  ------------  ----------  -----------  ---------  ---------   ----------  ------------
 Total revenue          63,617      149,721             -           -            -     43,272     44,638      270,586       571,834

Operating loss        $(99,486)  $  (89,779) $       (185) $ (335,283) $   (40,559) $ (94,646) $ (18,790) $(1,097,247) $ (1,775,975)

Identifiable assets   $367,375   $  601,532  $     15,935  $   63,851  $   250,297  $   2,390  $       -  $ 4,484,254  $  5,785,634

Depreciation and
  amortization        $  7,010   $    3,580  $          -  $   26,023  $    62,003  $       -  $   5,804  $   464,444  $    568,864

Capital expenditures  $ 22,495   $    9,495  $          -  $   18,715  $         -  $       -  $       -  $    10,152  $     60,857

 March 31, 1999

Lease income          $ 30,009   $  198,550  $          -  $        -  $         -  $ 281,077  $ 109,408  $   138,570  $    757,614
Interest income              -            -             -           -            -          -          -      275,405       275,405
Other income                 -            -             -           -            -          -          -        1,554         1,554
                      --------   ----------  ------------  ----------  -----------  ---------  ---------    ---------  ------------
 Total revenue          30,009      198,550             -           -            -    281,077    109,408      415,529     1,034,573

Operating loss        $(79,711)  $  (53,477) $    (50,208) $ (130,705) $   (72,426) $(575,200) $(104,986) $(1,883,760) $ (2,950,473)

Identifiable assets   $332,013   $3,363,021  $     16,033  $   71,175  $   312,372  $ 392,912  $  42,751  $ 3,706,614  $  8,236,891

Depreciation and
  amortization        $  5,040   $    3,883  $     32,271  $    8,186  $    38,285  $ 148,386  $  11,900  $   602,769  $    850,720

Capital expenditures  $      -   $    8,248  $          -  $    58,594 $         -  $   3,875  $   1,903  $    29,745  $    102,365


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

The Company has ceased operations of the mining segment and accordingly has included this as discontinued operations in the accompanying consolidated financial statements. The Company had no revenues from this segment in 2000 and 1999.

As of March 31, 2000, Mining and Energy International Corp.'s primarily assets consisted of a reclamation bond, and mining equipment. Liabilities consisted of a note payable on mining equipment. The subsidiary had a net loss from operations of $26,776 and $47,801 including an income tax benefit allocated to discontinued operations of $13,783 and $24,625 for the years ended March 31, 2000 and 1999, respectively.

Effective May 18, 1999, the Company sold certain assets and the purchaser assumed certain liabilities of Planet Internet Corp. (an unrelated third party corporation) for 301,728 restricted shares of the acquiring privately held Company's common stock valued at $137,170 which reflects the carrying value of the net assets of Planet Internet, deferring the gain of $466,286 until realized. Certain liabilities were retained by TVCN in connection with the sale. The subsidiary had a net loss from operations of $62,466 and $379,632 including an income tax benefit allocated to discounted operations of $32,180 and $195,568 for the years ended March 31, 2000 and 1999, respectively.

During November 1999, the Company ceased operations of the page rental segment and accordingly had included this as discontinued operations in the accompanying consolidated financial statements. The Company had revenues of $44,638 and $109,408 from this segment in 2000 and 1999, respectively. The subsidiary had a net loss from operations of $12,401 and $69,284 including an income tax benefit allocated to discontinued operations of $6,389 and $35,695 for the years ended March 31, 2000 and 1999, respectively. The subsidiary also had a net loss on disposal of $24,771 including an income tax benefit of $12,761 for the year ended March 31, 2000.

Note 15 - Significant Fourth Quarter Adjustments

In the fourth quarter for the year ended March 31, 2000, the Company made the following adjustments to the financial statements:

The Company recorded an entry to defer approximately $466,000 of gain, which was previously recorded related to the sale of Planet Internet Corp. (Note 14).

The Company recorded approximately $506,000 of deferred income tax expense in the fourth quarter.