Form 10-Q/A
period 1999-06-30
TV COMMUNICATIONS NETWORK INC
filed 2000-08-14
CIK 819802

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                           UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                           FORM 10-QSB/AII




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


Income Tax Expense
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


ITEM 2.     Management's Discussion and Analysis of Financial
            Conditions and Results of Operations



  Wireless Cable TV ("WCTV") Operations

     Our main business activities since inception in 1987 has been obtaining TV channel leases, and the acquisition and the development and sale of Wireless Cable TV (WCTV) licenses and stations. The development of Wireless Cable TV stations to their full growth potential requires substantial capital resources which have not been adequately available to us. As a result we have been able to only partially develop certain of the stations, while holding other stations and/or licenses without development, and selling such stations and/or licenses to potential buyers at a profit.

     Currently, TVCN is operating a WCTV station in Salina, KS, and San Luis Obispo, CA. Additionally, we are leasing the WCTV stations in Mobile, AL and Woodward, OK to non-affiliated entities. These stations have a limited number of TV channels and subscribers. The revenues generated from these stations are very limited and are not sufficient to cover our expenses. Neither the revenues nor the number of TV channels of the operating Wireless Cable TV stations are expected to increase materially any time soon.
We also have a small (four-TV channels) wireless station in Hays, KS, which is not producing any revenues. In cooperation with our affiliate, Multichannel Distribution of America ("MDA"), Inc.,
TVCN has constructed four-channel WCTV stations in Myrtle Beach, SC, and Scottsbluff, NE. MDA is owned and controlled by TVCN's president. For more detailed information, see "Wireless Cable TV
("WCTV") Operations in TVCN's amended 10-KSB/A for the period ended March 31, 1999.

     TVCN is involved in a three-way transaction with our affiliate, Multichannel Distribution of America ("MDA"), and
Heartland Communications of Plano, TX (now known as NUCENTIX
Broadband). Under the transaction, we acquired a four-TV channel station in Quincy, IL from MDA for the issuance of 8,507,460 restricted shares of our common stock to MDA, and subsequently assigned and transferred the station and its license to Heartland. In exchange for the assignment and transfer, among other things, we acquired from Heartland the right to obtain additional TV licenses in Salina, KS.
The transaction went on public notice by the Federal Communications Commission ("FCC") on May 26, 1999, and is pending FCC's approval (see the section "Quincy, Illinois and Salina, Kansas" in the amended 10-KSB/A for the period ended March 31, 1999).

     In 1996, the FCC divided the country into Basic Trading
Areas ("BTAs"), and conducted an auction to sell certain rights under the Wireless Cable frequency spectrum in which winners were given the right to obtain the licenses for all parts of the vacant commercial WCTV spectrum within the Basic Trading Areas.
Our company participated in the FCC auction and won the right to 12 BTAs throughout the USA (see "The FCC Spectrum Auction" in TVCN amended 10-KSB/A for the period ended March 31, 1999).

     The construction, development and operation of Wireless
Cable TV stations requires substantial financial resources. We have not yet finalized our plans with respect to the development of stations in these BTAs. The development is dependent on our ability to obtain substantial capital resources. There is no assurance that we will obtain sufficient financing to develop such stations. In the meantime, we will attempt to sell our rights and interest in the BTAs and its existing Wireless Cable stations. There can be no assurance of success.

     Historically, Wireless Cable stations have been limited to a one-way Transmission; broadcasting cable TV programming over the air to potential subscribers. However, in October, 1998, the FCC changed its rules so that it allowed the use of the channels for two-way communications. Using the concept of "cellular phone" or "cellular communications", the frequencies can now be used for two way communications connecting customers directly with long-distance telephone networks, circumventing local telephone lines.

     As a result, long-distance telecommunications companies such as Sprint and MCI Worldcom began to acquire WCTV companies.

     Based upon the foregoing, we believe that this might be an opportune time to sell our Wireless Cable TV stations, licenses and rights and interest in the BTAs. TVCN has approximately 1.1 million households in its markets. We have contacted Sprint, MCI and others about the possibility of selling Wireless Cable assets.
It is impossible to predict as to the outcome of such an effort.

  Reema International Corp.

     Reema International Corp. (Reema) is a wholly-owned subsidiary of TVCN. It was incorporated in 1993 to explore for and develop business opportunities in the oil and gas industry. Specifically, Reema is in the business of developing projects designed to convert natural gas into transportation fuels. This process is better known as Gas-To-Liquid ("GTL"). For more information, see TVCN's 1999 Annual Report, as amended, on Form 10-KSB/A for the period ended March 31, 1999.

     Through Reema, TVCN signed an agreement with the government of Trinidad and Tobago, Latin America, for the purpose of constructing and operating a Gas-To-Liquids plant in Trinidad. The proposed plant is expected to convert about 100 million cubic feet per day of natural gas into approximately 10,000 barrels per day of diesel, jet fuel, naphtha and other specialty products. The capital cost of the plant is estimated at $300 million. We are discussing with various financial institutions obtaining the necessary financing for the plant. We are also discussing with different entities the possibility of entering into a partnership agreement for the purpose of financing and implementing the proposed Gas-To-Liquids plant. While the discussions are ongoing, it is too premature to predict the outcome of such discussions. Although we intend to focus our future activities on the gas project, there is no assurance that we will succeed in obtaining the necessary financing or entering into any partnership agreement with any entity.

  Internet Business Opportunities

     On February 16, 1996 TVCN incorporated its wholly-owned subsidiary, Planet Internet Corp. as an Internet Service
Provider. Planet Internet provided internet service to subscribers. By March 31, 1999, Planet had 836 subscribers, and was running a negative cash flow of about $40,000 per month. On May 18, 1999, TVCN signed an agreement to sell certain assets with the purchaser "BeWell Net Corp." of Parker, CO assuming certain Liabilities of Planet Internet Corp. The net sale price was $1,508,640 payable in common stock of BeWell Net. Accordingly, we received 301,728 shares of the common stock of BeWell Net valued at $137,170 which reflects the carrying value of the net assets of Planet Internet while deferring the gain of $466,286 until realized. TVCN has allocated but has not transferred yet 80,000 shares to various employees as performance bonuses.
The 301,728 shares of BeWell Net represents 3.85% of the total issued and outstanding shares of BeWell Net's common stock.
BeWell Net is a private company and has no public trading market for its stock. TVCNcontinued to assume certain debt responsibilities of Planet in the amount of $53,515. The sale was completed in August, 1999, and accounted for as an investment in BeWell Net stock.

InterOmni Services - The InterOmni Wallet

     TVCN has incorporated a wholly-owned subsidiary, InterOmni
Services, Inc, in order to develop the InterOmni Wallet, a digital profile that tracks and records information about individuals. We attempted to sell InterOmni, but the sale did not go through. We have ceased any further development in InterOmni.

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




1