Form 10-Q/A
period 1999-09-30
TV COMMUNICATIONS NETWORK INC
filed 2000-08-14
CIK 819802

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

                      PART I.     FINANCIAL INFORMATION


                       ITEM 1.     Financial Statements

                   TV COMMUNICATIONS NETWORK, INC. AND
                              SUBSIDIARIES
                         Consolidated Balance Sheet
                             September 30, 1999



                                        Unaudited            Audited
                                    September 30,1999      Mar. 31,1999
                                    ________________       _____________
Current Assets:

     Cash                             $   266,496           $   462,157
     Investments                          165,105                27,200
     Accounts Receivable                    6,376                28,850
     Inventory                            165,261               165,261
     Current Portion of Notes               1,300                 1,300
     Current Portion of Def. Tax          121,838               121,838
     Other Current Assets                  18,076                80,787
                                     ______________        _____________
     Total Current Assets             $   744,452           $   887,393


Property and Equipment-Net            $ 2,448,999           $ 3,252,830
                                     ______________        _____________

Other Assets:
     Notes Receivable                 $ 2,343,878           $ 2,343,500
     License Agreements - Net           1,331,804             1,396,945
     Deferred income taxes              1,875,442             1,875,443
     Other assets                         106,632               109,632
     Reclamation bonds disc. operations    42,182                42,182
                                     ______________        _____________
     Sub-total Other Assets           $ 8,148,937           $ 5,767,702

Total Assets                          $ 8,893,389           $ 9,907,925
                                     ==============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY


                                        Unaudited             Audited
                                       Sept. 30,1999       Mar. 31, 1998
                                      _____________        _____________
Current Liabilities:
     Account Payables                  $   327,044          $   469,800
     Accounts Payable- discont. Operations       0               23,899
     Accrued Expenses                      273,295              692,861
     Current portion of Long-Term Debt     208,746              367,928
     Current maturities of Long Term Discon 37,500               37,500
     Current Deferred Gain                       0                    0
     Taxes Payable
     Subscribers Deposits                   24,316               24,379
                                        _____________       ____________

    Total Current Liabilities          $   870,901          $ 1,616,367

Long-term Liabilities:
     Long-term Debt                    $ 1,652,247          $ 1,798,121
     Long-term Deferred Gain             2,343,500            2,343,500
     Advances from Stockholder           1,173,309            1,100,334
                                        _____________       ____________

Total Long-Term Liabilities            $ 5,169,055          $ 5,241,955

Total Liabilities                      $ 6,039,956          $ 6,858,322

Stockholders' Equity
     Class A preferred stock, $1 par
      value; none issued or outstanding      -0-                  -0-
     Class B preferred stock, $1 par
      value; 28,813 shares issued and
      outstanding                           28,813               28,813
     Class C preferred stock, $1 par
      value; no shares outstanding           -0-                  -0-
     Class D preferred stock, $1 par
      value; shares outstanding              -0-                  -0-
     Common Stock, $.0005 par value;
      100,000,000 shares authorized;
      51,195,914 outstanding                25,201               25,418
      Additional Paid in Capital         7,468,938            7,468,721
      Accumulated (Deficit)             <4,669,519>          <4,473,349>
                                         ____________        ___________
      Total Stockholders' Equity       $ 2,853,433          $ 3,049,603
                                         ____________        ___________

Total Liabilities and
 Stockholder's Equity                  $ 8,893,389          $ 9,907,925
                                         ============        ===========


           TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
                  Consolidated Statement of Operations
     Three Months Ending September 30, 1999 and 1998 (Unaudited)



                                 Unaudited               Unaudited
                              3 Months Ending         3 Months Ending
                               Sept. 30, 1999          Sept. 30, 1998
                              ________________         ______________
Revenue-Operations            $   61,610               $  290,924
Revenue-Sold Cable
     Operations               $    -0-                 $  362,396
Interest Income               $    2,282               $
     Total Revenue            $   63,892               $  653,320
                                ============            ============

Operating Expenses: Profit
     Salaries and Wages       $  86,794                $  235,409
     Programming Fees             6,964                    11,604
     Cost of Goods Sold           -0-                      24,424
     Mine Development             -0-                      22,316
     General and
      Administrative            263,336                   514,115
     Depreciation and
      Amortization               76,956                   151,601
     Interest                 $   1,200                $   68,761
                               ___________             ___________

     Total Expenses           $ 435,250                $1,028,230
                               ___________             ___________

Operating Income(loss)        $ <371,358>               $<328,431>
Estimated Income Tax               -0-                    111,666
                               ___________             ___________

Income After Income Tax         <371,358>                <216,765>
Gain On Sale of Assets             -0-                      -0-
                               ___________             ___________
Income (loss) before            <371,358>                <216,765>
income tax

Gain from discontinued
 operation                    $ <17,120>               $    -0-
                               ___________             ___________

Net Loss                       <354,238>               $ <216,765>


Weighted Average Common
 Shares Outstanding 50,835,954

Loss Per Share                      <.01>                   <.01>
                               ===========             ============




         TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
          Condensed Consolidated Statement of Operations
         Six Months Ending September 30, 1999 (Unaudited)

                                     Unaudited               Unaudited
                                 6 Months Ending         6 Months Ending
                                 Sept. 30, 1999           Sept. 30, 1998
                                 ______________           ______________

Revenue - Operations               $   226,360               $   591,454
 Interest Income                        58,420                     -0-
Revenue - Sold Cable                     -0-                     717,686
     Operations
     Revenue - Sold Station              -0-                       -0-
     Total Revenue                 $   284,780               $ 1,309,140
                                  ==============          ==============

Operating Expenses: Profit

     Salaries and Wages            $  194,176                $   503,637
     Programming Fees                  16,635                     24,021
     Cost of Goods Sold                 -0-                       69,099
     Mine Development                   -0-                       48,420
     General and Administrative       595,734                    940,702
     Depreciation and Amortization    218,977                    305,564
     Interest                          60,879                    125,136
                                  ______________           _____________
     Total Expenses                 1,086,402                  2,016,579

Operating Income (Loss)           $  <801,622>              $  <707,439>
Estimated Income Taxes            $     -0-                 $   108,546
                                  ______________           _____________

Income After Income Tax           $  <801,622>              $  <598,893>
Gain on Sale of Assets            $   244,290               $     -0-
                                  ______________           _____________

Income Loss Before Income Taxes   $  <557,332>              $  <707,439>

Gain from discontinued operation       <7,978>              $     -0-
                                  ______________           _____________

Net Loss                          $  <565,310>              $  <598,893>


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

                                 Unaudited             Unaudited
                           6 Months Ending       6 Months Ending
                            Sept. 30, 1999        Sept. 30, 1998
                           ________________      _______________

Cash Flow From Operating
 Activities                $   <565,310>
Net Income (loss)                                  $  <598,893>
Adjustment to reconcile net
 income (loss) to net cash
 used in operating  activities:
     Depreciation and
      Amortization              248,491                153,963
Change in certain assets
 and liabilities:
     Common Stock                 -0-
     Gain on Sale of Real
      Estate                   <244,290>
     Accounts Receivable         22,474                <18,911>
     Taxes Payable                -0-                  <21,850>
     Inventory                    -0-                  <38,101>
     Prepaid Expenses             -0-
     Accounts Payable          <166,655>              <119,825>
     Accrued Expenses          <419,566>                34,490
     Subscriber Deposits            <61>                   140
     Deferred Gain                -0-                 <657,992>
     Deferred Taxes               -0-                  191,036
     Other Assets                <3,000>
                           ______________          _____________

Cash flows used in
 operating Activities     $  <1,127,917>           $<1,075,673>
                           ______________          _____________

Cash Flows From Investing Activities:
     Net Investing
      Activity            $     302,463             $
     Proceeds From Sale
      of Real Estate            578,584
     Property & Equipment
      Purchases                 346,457
     Investments                                         <3,121>
     Property & Equipment                               <35,432>
     Notes Receivable              <378>                736,513
     Other                      <62,711>                <38,600>
                           ______________          _____________

Cash Flows provided by investing
 activities:              $   1,164,415             $   659,280
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

     Currently, TVCN is operating a WCTV station in Salina, KS, and San Luis Obispo, CA. Additionally, we are leasing the WCTV stations in Mobile, AL and Woodward, OK to non-affiliated entities. These stations have a limited number of TV channels and subscribers. The revenues generated from these stations are very limited and are not sufficient to cover our expenses. Neither the revenues nor the number of TV channels of the operating Wireless Cable TV stations are expected to increase materially any time soon. We also have a small (four-TV channels) wireless station in Hays, KS, which is not producing any revenues. In cooperation with our affiliate, Multichannel Distribution of America ("MDA"), Inc.,
TVCN has constructed four-channel WCTV stations in Myrtle Beach, SC, and Scottsbluff, NE. MDA is owned and controlled by TVCN's president. For more detailed information, see Wireless Cable TV ("WCTV") Operations in TVCN's amended 10-KSB/A for the period ended March 31, 1999.

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

  Operating Expenses

     Total operating expenses for the three and six months periods ending September 30, 1999, are $435,250 and $1,086,402, respectively as compared to $1,028,230 and 2,016,579 during the same periods ending September 30, 1998. The three-month change in expenses of $592,980 is summarized as follows:

     Decrease in Salaries and Wages                 $  <148,615>

     Decrease in Programming Fees                        <4,640>
     Decrease in Cost of Goods Sold                     <24,424>
     Decrease in Mine Development                       <22,316>
     Decrease in General & Administrative Expense      <250,779>
     Decrease in Depreciation and Amortization          <74,645>
     Decrease in Interest Expense                       <67,561>

     Net decrease in total expenses                  $ <592,980>

     All decreases were the result of reduction and streamlining of operations, and the sale of Planet Internet.

  Net Gain

     The net gain <loss> after income tax estimate for the three and six month periods ending September 30, 1999 were $<371.358> and $<801.622>, compared to a loss of $<328,431> and $<589,893>
during the six months ended September 30, 1998. The loss increase was due to the sale of Planet Internet. Again, operating costs were lower due to such sale.

  Income Taxes

     Estimated income taxes are calculated at 35% for federal obligations.

  Liquidity and Capital Resources

     TVCN initially financed its growth through private loans and private sale of stock. TVCN will finance its future growth primarily from the sale of assets.

     To date, we have not engaged in any debt financing,
with the exception of the BTA's funded through the FCC.   The debt
that resulted from the purchase of the internet equipment has been transferred to and assumed by the buyer of Planet Internet. The Company has relied on private individuals or group investments. The Company's cash flow for the six months ended September 30, 1999, and September 30, 1998, are summarized as follows:
                             Sept 30, 1999         Sept 30, 1998
                                Unaudited             Unaudited

     Cash Flow From Operating
       Activities              $ <1,127,917>       $ <1,075,943>
     Cash Flow From Investing
       Activities              $  1,164,415        $    659,280
     Cash Flow From Financing
       Activities              $  <232,159>        $    118,965
     Cash - Beginning of
      Period                   $   462,157         $    852,367

     Cash - End of Period      $   266,496         $    699,283

     The sales of the Denver, Colorado, Washington, D.C., and
Detroit, Michigan systems for approximately $17.5 million with a resulting gain of $15.5 million, the sale of the Rome, Georgia station for $2.0 million, and the sale of other assets are expected to adequately continue covering our current liabilities while allowing us to develop other wireless cable TV markets in the United States and explore other business opportunities domestically and internationally.

     Currently, we have $1,652,247 in long term debt which is primarily for the purchase of the TVCN corporate headquarters building in Denver, Colorado, for the Basic Trade Area rights purchased during the FCC BTA Auction, and for Equipment Purchases. TVCN has signed agreements to sell its office building in Denver, Colorado, and to sell its warehouse facility in Detroit, Michigan. For more information, see TVCN's Annual Report on Form 10-KSB/A for the period ended March 31, 1999.

     Our current assets and liabilities are $744,452 and $870,901, respectively. TVCN's cash position is such that management anticipates no difficulty in its ability to meet its current obligations. We currently have $90,780 investments in government securities.

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

  Subscriber Deposits

     The purchasers of the Denver and Detroit stations limited the subscriber deposits assumed by purchasers to $50,000 and $114,000, respectively. We are responsible for subscriber deposits above these amounts.

     On February 14, 1995, Mr. Omar Duwaik was granted a cash bonus of $100,000 by the Board of Directors. Because of cash flow constraints, the bonus has not been paid.

 PART II.     OTHER INFORMATION
     ITEM 1.      Legal Proceedings

     Except as noted under the heading Frederick Case
Settlement, and Mining and Energy International, as detailed in TVCN's Annual Report on Form 10-KSB/A for the period ended March 31, 1999, TVCN knows of no material litigation pending, threatened or contemplated, or unsatisfied judgment against it, or any proceedings in which TVCN is a party.
we know of no material legal actions pending or threatened or judgments entered against any officers or directors of the Company in their capacity as such in connection with any matter involving the Company or the business.

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