Form 10-Q/A
period 1999-12-31
TV COMMUNICATIONS NETWORK INC
filed 2000-08-14
CIK 819802

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

                      PART I.     FINANCIAL INFORMATION


                       ITEM 1.     Financial Statements

                   TV COMMUNICATIONS NETWORK, INC. AND
                               SUBSIDIARIES
                         Consolidated Balance Sheet
                             December 31, 1999



                                        Unaudited            Audited
                                    December 31, 1999      Mar. 31,1999
                                    ________________       _____________
Current Assets:

     Cash                             $   690,284           $   462,157
     Investments                          165,105                27,200
     Accounts Receivable                    6,834                28,850
     Inventory                            171,002               165,261
     Current Portion of Notes               1,300                 1,300
     Current Portion of Def. Tax          121,838               121,838
     Other Current Assets                  33,438                80,787
                                     ______________        _____________
     Total Current Assets             $ 1,189,801           $   887,393


Property and Equipment-Net            $ 1,258,677           $ 3,252,830
Other Assets:
     Notes Receivable                 $ 2,376,178           $ 2,343,500
     License Agreements - Net           1,331,899             1,396,945
     Deferred income taxes              1,993,665             1,875,443
     Prepaid Building Lease                87,000                 -0-
     Other assets                         105,222               109,632
     Reclamation bonds disc. operations    42,182                42,182
                                     ______________        _____________
     Sub-total Other Assets           $ 5,936,146           $ 5,767,702

Total Assets                          $ 8,384,624           $ 9,907,925
                                     ==============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY


                                        Unaudited             Audited
                                       Dec. 31,1999       Mar. 31, 1999
                                      _____________        _____________
Current Liabilities:
     Account Payables                  $   326,084          $   469,800
     Accounts Payable- discont. Operations   -0-                 23,899
     Accrued Expenses                      262,650              692,861
     Current portion of Long-Term Debt      57,483              367,928
     Current maturities of Long Term Discon 37,500               37,500
     Current Deferred Gain                   -0-                  -0-
     Taxes Payable                           -0-                  -0-
     Subscribers Deposits                   24,932               24,379
                                        _____________       ____________

    Total Current Liabilities          $   708,649          $ 1,616,367

Long-term Liabilities:
     Long-term Debt                    $ 1,267,445          $ 1,798,121
     Long-term Deferred Gain             2,343,500            2,343,500
     Long-term Deferred Income              34,500                -0-
     Advances from Stockholder           1,147,564            1,100,334
                                        _____________       ____________

Total Long-Term Liabilities            $ 4,793,009          $ 5,241,955

Total Liabilities                      $ 5,501,658          $ 6,858,322

Stockholders' Equity
     Class A preferred stock, $1 par
      value; none issued or outstanding      -0-                  -0-
     Class B preferred stock, $1 par
      value; 28,813 shares issued and
      outstanding                           28,813               28,813
     Class C preferred stock, $1 par
      value; no shares outstanding           -0-                  -0-
     Class D preferred stock, $1 par
      value; shares outstanding              -0-                  -0-
     Common Stock, $.0005 par value;
      100,000,000 shares authorized;
      51,195,914 outstanding                25,201               25,418
      Additional Paid in Capital         7,468,938            7,468,721
      Accumulated (Deficit)             <4,639,986>          <4,473,349>
                                         ____________        ___________
      Total Stockholders' Equity       $ 2,882,966          $ 3,049,603
                                         ____________        ___________

Total Liabilities and
 Stockholder's Equity                  $ 8,384,624          $ 9,907,925
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
                               ===========             ============




         TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
          Condensed Consolidated Statement of Operations
         Nine Months Ending December 31, 1999 (Unaudited)

                                     Unaudited               Unaudited
                                 9 Months Ending         9 Months Ending
                                 Dec. 31, 1999            Dec. 31, 1998
                                 ______________           ______________

Revenue - Operations               $   300,443               $   829,685
 Interest Income                       168,494
Revenue - Sold Cable                     -0-                     717,686
     Operations
     Revenue - Sold Station              -0-                       -0-
     Revenue Lawsuit Settlement                                  300,000
     Total Revenue                 $   468,937               $ 1,847,371
                                  ==============          ==============

Operating Expenses: Profit

     Salaries and Wages            $   290,726               $   755,187
     Programming Fees                   26,424                    18,982
     Cost of Goods Sold                                           80,242
     Mine Development                                             65,133
     General and Administrative        790,592                 1,239,389
     Depreciation and Amortization     280,934                   467,196
     Interest                           67,247                   189,595
                                  ______________           _____________
     Total Expenses                $ 1,455,923               $ 2,815,724

Operating Income (Loss)            $  <986,986>              $  <968,353>
Estimated Income Taxes             $      -0-                $   197,257
                                  ______________           _____________

Income After Income Tax            $  <986,986>             $   <771,096>
Gain on Sale of Real Estate        $   355,721              $      -0-
                                  ______________           _____________

Income (loss) Before
 Income Taxes                      $  <631,265>             $   <968,353>
Income Tax Expense Deferred        $   118,223                     -0-

Net (loss) income from continuing  $  <513,042>             $      -0-

Gain from discontinued operation   $   <22,735>             $      -0-
                                  ______________           _____________

Net (loss) income                  $  <535,777>             $   <771,096>


Weighted Average Common Shares
 Ourtstanding 50,835,954
Net (loss) income Per Weighted
 Common Share                     $      <.01>              $     <.01>
                                  ==============           =============

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

                                 Unaudited             Unaudited
                           9 Months Ending       9 Months Ending
                            Dec. 31, 1999         Dec. 31, 1998
                           ________________      _______________

Cash Flow From Operating
 Activities
Net Income (loss)          $   <535,777>           $  <771,096>
Adjustment to reconcile net
 income (loss) to net cash
 used in operating  activities:
     Depreciation and
      Amortization         $    325,205            $   467,197
Change in certain assets
 and liabilities:
     Common Stock                 -0-                  500,373
     Gain on Sale of Denver
      Assets               $   <404,917>                 -0-
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
                           ______________          _____________

Cash flows used in
 operating Activities     $  <1,270,664>            $  <342,022>
                           ______________          _____________

Cash Flows From Investing Activities:
     Net Investing
      Activity            $    <443,456>            $      .00
     Proceeds From Sale
      of Real Estate          1,262,077                    .00
     Proceeds from
      Property & Equip        1,503,083                    .00
     Property & Equipment
      Purchases                   -0-                      .00
     Investments                  -0-                   <4,224>
     Property & Equipment         -0-                  <99,824>
     Notes Receivable           <32,678>                736,513
     Other                        3,675                 <57,078>
                           ______________          _____________

Cash Flows provided by investing
 activities:              $   2,292,701             $   575,387
                           ______________          _____________

Cash Flows From Financing Activities:
     Stockholder Advances $      47,230                   -0-
     Payments of Stockholder                              -0-
      Advances            $       -0-               $   <18,053>
     Long-term Debt            <841,121>                 71,808
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


ITEM 2.     Management's Discussion and Analysis of Financial
Conditions and Results of Operations

Wireless Cable TV (WCTV) Operations

Our main business activities since inception in 1987 has been obtaining TV channel leases, and the acquisition and the development and sale of Wireless Cable TV ("WCTV") licenses and stations. The development of Wireless Cable TV stations to their full growth potential requires substantial capital resources which have not been adequately available to us. As a result we have been able to only partially develop certain of the stations, while holding other stations and/or licenses without development, and selling such stations and/or licenses to potential buyers at a profit.

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

TVCN is involved in a three-way transaction with our affiliate, Multichannel Distribution of America ("MDA"), and Heartland Communications of Plano, TX (now known as NUCENTIX Broadband). Under the transaction, we acquired a four-TV channel station in Quincy, IL from MDA for the issuance of 8,507,460 restricted shares of our common stock to MDA, and subsequently assigned and transferred the station and its license to Heartland. In exchange for the assignment and transfer, among other things, we acquired from Heartland the right to obtain additional TV licenses in Salina, KS. The transaction went on public notice by the Federal Communications Commission ("FCC") on May 26, 1999, and is pending FCC's approval (see the section "Quincy, Illinois and Salina, Kansas" in the amended 10-KSB/A for the period ended March 31, 1999). (Verbal approval and written notice was received by TVCN on /7/00. The two companies now have 45 days to finalize the Salina transaction.)

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

On November 5, 1999, the Company sold its warehouse building in Detroit, Michigan, to a non-related party for $200,000 in cash.
The warehouse had a net book value of 220,000.

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

Internet Business Opportunities

On February 16, 1996 TVCN incorporated its wholly-owned subsidiary, Planet Internet Corp. as an Internet Service Provider. Planet Internet provided internet service to subscribers. By March 31, 1999, Planet had 836 subscribers, and was running a negative cash flow of about $40,000 per month. On May 18, 1999, TVCN signed an agreement to sell certain assets with the purchaser "BeWell Net Corp." of Parker, CO assuming certain Liabilities of Planet Internet Corp. The net sale price was $1,508,640 payable in common stock of BeWell Net. Accordingly, we received 301,728 shares of the common stock of BeWell Net valued at $137,170 which reflects the carrying value of the net assets of Planet Internet while deferring the gain of $466,286 until realized. TVCN has allocated but has not transferred yet 80,000 shares to various employees as performance bonuses. The 301,728 shares of BeWell Net represents 3.85% of the total issued and outstanding shares of BeWell Net's common stock. BeWell Net is a private company and has no public trading market for its stock. TVCN continued to assume certain debt responsibilities of Planet in the amount of $53,515. The sale was completed in August, 1999, and accounted for as an investment in BeWell Net stock.

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

Operating Expenses

Total operating expenses for the three and nine months periods ending December 31, 1999, were $354,113 and $1,455,923, respectively as compared to $799,144 and 2,815,724 during the same periods ending December 31, 1998. The change in expenses of $1,359,801 is summarized as follows:

     Decrease in Salaries and Wages                 $  <464,461>

     Increase in Programming Fees                         7,441
     Decrease in Cost of Goods Sold                     <80,242>
     Decrease in Mine Development                       <65,133>
     Decrease in General & Administrative Expense      <448,798>
     Decrease in Depreciation and Amortization         <186,262>
     Decrease in Interest Expense                      <122,348>

     Net decrease in total expenses                 $<1,359,801>

All decreases were the result of reduction and streamlining of operations, and the sale of Planet Internet.

Net Gain

The net gain <loss> after income tax estimate for the three and nine month periods ending December 31, 1999 were $16,639 and $<535,777>, compared to a change of $<260,914> and $<771,096>
during the three and nine months ended December 31, 1998. The gain was due to the sale of TVCN corporate Building in Denver, Colorado as well as its warehouse facility in Detroit, Michigan. The loss decrease was due to reducing expenses in continuing Operations.

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

     Cash Flow From Operating
       Activities              $ <1,270,664>       $   <342,022>
     Cash Flow From Investing
       Activities              $  2,292,701        $    575,387
     Cash Flow From Financing
       Activities              $ <793,910>         $   <393,839>
     Cash - Beginning of
      Period                   $  462,157          $    852,367

     Cash - End of Period      $  690,284          $    691,893

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

TVCN's current assets and liabilities are $1,189,801 and $859,912, respectively. TVCN's cash position is such that management anticipates no difficulty in its ability to meet its current obligations. TVCN currently has $90,780 investments in government securities.

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