Form 10-Q
period 2000-06-30
TV COMMUNICATIONS NETWORK INC
filed 2000-08-14
CIK 819802

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                           UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                           FORM 10-QSB




      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the period ending June 30, 2000

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 68,469,788 shares of TVCN's Common Stock ($.0005 par value) were outstanding as of June 30, 2000.

         TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES

                             INDEX




                                                          PAGE


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Balance Sheet as of June 30, 2000
          (unaudited) and March 31, 2000. . . . . . . . . . 3

          Consolidated Statement of Operations for the Three
          ending June 30, 2000 and 1999 (unaudited) . . . . 4

          Statements of Cash Flow for the Three
          months ending June 30, 2000 and 1999 (unaudited). 6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . 8


PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . .  13



SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . .  14

PART I.     FINANCIAL INFORMATION


ITEM 1.     Financial Statements

        TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
                 Consolidated Balance Sheet
                      June 30, 2000



                                 Unaudited            Audited
                                Jun. 30, 2000        Mar. 31,2000
                               _____________        ____________
Current Assets:

     Cash                      $    740,957         $ 1,147,712
     Investments                  1,969,194           2,188,477
     Accounts Receivable              6,330               6,855
     Inventory                       73,400              88,017
     Notes Receivable                37,550              37,600
     Deferred income taxes          119,585             119,585
     Other Current Assets            79,628              74,597
                                ____________         ___________
     Total Current Assets      $  3,026,644         $ 3,662,843


Property and Equipment-Net     $    672,953         $   715,945
Property and Equipment, net
 Discontinued operations            191,517             207,018
                               ____________         ____________
                                    864,470
Other Assets:
     License Agreements - Net     1,347,812            1,196,726
     Deferred income taxes        1,569,133            1,436,652
     Other assets                    80,446               80,504
     Reclamation bonds disc.
      operations                     42,183               42,183
                               ____________         ____________
     Total Other Assets        $  3,039,974         $ 2,756,065
                               ____________         ____________

Total Assets                   $  6,930,688          $ 7,341,871
                               ============         ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY


                             Unaudited                Audited
                            Jun. 30, 2000           Mar. 31, 2000
                           ______________         ______________
Current Liabilities:
     Account Payable        $   124,638             $  182,879
     Accounts Payable-discont.
      operations                 97,741                 97,741
     Accrued Expenses           467,871                465,259
     Current portion of
      Long-Term Debt            197,322                199,174
     Current maturities of Long
      Term Discon.               37,500                 37,500
      Subscribers Deposits        6,005                  5,885
                           ______________         ______________

     Total Current
      Liabilities           $   931,077            $   988,438

Long-term Liabilities:
     Long-term Debt         $ 1,154,032            $ 1,128,789
     Advances from
      Stockholder               177,746                262,620
                            _____________         ______________

Total Long-Term Liabilities $ 1,331,778            $ 1,391,409

Total Liabilities           $ 2,262,855            $ 2,379,847

Stockholders' Equity
     Class A preferred stock, $1 par
      value; none issued or
      outstanding                 -0-                    -0-
     Class B preferred stock, $1 par
      value; 28,813 shares issued and
      outstanding                28,813               28,813
     Class C preferred stock, $1 par
      value; none issued or
       outstanding                -0-                    -0-
     Class D preferred stock, $1 par
      Value; shares outstanding   -0-                    -0-
     Common Stock, $.0005 par value;
     100,000,000 shares authorized;
      68,469,788 outstanding     34,235                 34,235
      Additional Paid in
       Capital                8,518,039              8,518,039
      Accumulated (Deficit)  <3,913,254>            <3,619,063>
                            _____________          _____________
      Total Stockholders'
       Equity               $ 4,667,833            $ 4,962,024
                            _____________          _____________

Total Liabilities and Stockholder's
 Equity                     $ 6,930,688            $ 7,341,871
                            =============          =============

            TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
                 Consolidated Statement of Operations
             Three Months Ending June 30, 2000 (Unaudited)


                            Unaudited               Unaudited
                         3 Months Ending         3 Months Ending
                           Jun. 30, 2000          Jun. 30, 1999
                          ________________         _______________
Revenue-Operations           $    69,117            $   164,786
     Interest Income              36,403                 56,139

     Total Revenue           $   105,520           $   220,925
                          ================         ===============

Operating Expenses:

     Salaries and Wages      $    88,179            $   107,382
     Programming Fees        $     6,444                  9,671
     Cost of Goods Sold           27,250                  -0-
     Mine Development                <18>                 -0-
     General and Administrative  541,339                269,065
     Depreciation and
      Amortization               104,895                142,021
     Interest                     37,082                 59,679
                          ________________         _______________

     Total Expenses          $   805,171             $  587,818
                          ________________         _______________

Operating Income(Loss)       $   <699,651>           $ <366,893>
Gain on Sale of Real Estate  $      -0-              $  224,290
Other Income                 $    310,000            $    -0-
                          ________________         _______________

Income (loss) before
 income taxes                $   <389,651>           $ <142,603>


Income Tax Expense
 Deferred                    $   <114,817>           $  48,485
                          ________________         _______________

Net (loss) Income from
 continuing Oper.            $   <274,834>           $ <94,118>

Loss from Discontinued
 operations net                   <19,277>               9,142
 of tax benefit of
 6,554 and 3,108
                          ________________         _______________
Net Income (Loss)            $   <294,111>          $  <84,976>


Weighted Average Common
 Shares Outstanding             68,469,788            58,835,954


Loss per Share                    <0.00>                 <0.00>
                          ================         ===============



        TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
         Condensed Consolidated Statement of Cash Flows
          Three Months Ending June 30, 2000 (Unaudited)

                         Unaudited               Unaudited
                      3 Months Ending         3 Months Ending
                       Jun. 30, 2000           Jun. 30, 1999
                      ______________           ______________

Cash Flow From Operating Activities
Net Income (loss)        $   <294,111>         $   <180,070>
Adjustment to reconcile net income
 (loss) to net cash used in operating
 activities                     -0-
     Depreciation and
      Amortization            104,895               142,021
Change in certain assets and liabilities
     Common Stock               -0-                   -0-
     Accounts Receivable          525                22,401
     Taxes Payable                                    -0-
     Inventory                 14,617                 -0-
     Prepaid Expenses           -0-                   -0-
     Accounts Payable         <58,241>              <40,385>
     Accrued Expenses           2,612               <44,308>
     Subscriber Deposits          120                  <269>
     Deferred Gain              -0-                   -0-
     Deferred Taxes          <132,481>                -0-
     Other Assets              <5,053>               66,388
                      _______________          ______________

Cash flows used in
 operating Activities   $    <367,117>         $   < 34,222>

Cash Flows From Investing Activities:
     Investments        $     219,283          $       <735>
     Property & Equipment     <46,402>              230,833
     Notes Receivable              50                 1,300
     License Agreements      <151,086>                -0-
      Investing
     Other                      -0-                  74,265
                      _______________          ______________
Cash Flows provided by investing
 activities:            $      21,845         $    305,663
                      _______________          ______________

Cash Flows From Financing Activities:
     Payments of Stockholder
      Advances          $     <84,874>        $    <12,944>
     Long-term Debt Net        23,391              <70,953>
                      _______________          ______________

     Cash flows used in financing
      Activities        $     <61,483>        $    <83,897>
                      _______________          ______________
     Net Increase (decrease)
      In Cash                <406,755>              187,544
      Cash - Beginning of
       Year             $   1,147,712          $    462,157
                      _______________          ______________
      Cash - End of
       Period           $     740,957          $    649,701
                      ===============          ==============

        TV COMMUNICATIONS NETWORK, INC. ("TVCN") AND SUBSIDIARIES
                   Notes to Financial Statements
                 June 30, 1999 and 2000 (Unaudited)

Summary of Significant Accounting Policies

     The summary of TVCN's significant accounting policies are incorporated by reference from our Annual Report on Form 10-KSB, for Fiscal Year ending March 31, 2000.

     The accompanying unaudited consolidated financial statements include the accounts of TVCN, and its wholly-owned subsidiaries.
All material and inter-company accounts and transactions have been eliminated in consolidation.

Interim Unaudited Financial Statements

     Information with respect to June 30, 2000, and June 30, 1999, and the periods then ended have not been audited by our independent auditors, but, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of our operations. The results of operations for the three months ending June 30, 2000, and June 30, 1999, are not necessarily indicative of the results of the entire fiscal year.

     The preparation of the interim report is based on the same accounting standards, and the statements are in conformity with Generally Accepted Accounting Principles (GAAP). Management believes there are no material misstatements.

Earnings Per Share

     Net income per common share is based on the weighted average number of 68,469,788, and 50,835,954 common shares outstanding for 2000 and 1999, respectively.

Income Tax

     From its inception on July 7, 1987, we have incurred operating losses through March 31, 1999 which included certain accrued expenses that are not deductible for tax purposes until paid, and has net operating loss carry forwards available to offset future year taxable income. TVCN has the following net operating loss carry forwards:

                        Net Operating            Year of
                     Loss Carry forward        Expiration

Year ended March 31, 2000   $4,200,000               2014


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

     Currently, TVCN is operating a WCTV station in Salina, KS, and San Luis Obispo, CA. Additionally, we are leasing the WCTV stations in Mobile, AL and Woodward, OK to non-affiliated entities. These stations have a limited number of TV channels and subscribers. The revenues generated from these stations are very limited and are not sufficient to cover our expenses. Neither the revenues nor the number of TV channels of the operating Wireless Cable TV stations are expected to increase materially any time soon. We also have a small (four-TV channels) wireless station in Hays, KS, which is not producing any revenues. In cooperation with our affiliate, Multichannel Distribution of America ("MDA"), Inc., TVCN has constructed four-channel WCTV stations in Myrtle Beach, SC, and Scottsbluff, NE. MDA is owned and controlled by TVCN's president. For more detailed information, see "Wireless Cable TV ("WCTV") Operations" in TVCN's amended 10-KSB/A for the period ended March 31, 1999.

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

On May 18, 2000, the Company had announced that it had received a firm commitment from a private investor to invest into Reema's project in Trinidad the amount of $150 million. This represents about half of what the Company believes is needed to properly fund the engineering, procurement and construction of the Gas-To-Liquids plant.

Because of this commitment, the Company held a press conference in Trinidad and announced on June 5, 2000 that it had chosen Parsons Chemical and Engineering Group of Houston, Texas to handle the Engineering, Procurement and Construction of the Plant. Parsons is backed with over 11,000 employees and 50 years of experience.
They have constructed over 250 gas processing plants and completed more than 600 chemical and petrochemical projects throughout the world.

Subsequent to the end of the quarter, on July 31, we further announced that the same entity had agreed to increase its commitment to Reema for the full $300 million that we believe is necessary to build the first plant. While Reema has received a committment for funding, Reema has not received any funds.

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

 	The total revenues for the first quarter ended June 30, 2000, were $105,520 as compared to $220,925 for the first quarter ended June 30, 1999. The decrease was due to the reduction of lease income in connectio with the sale of the building.

  Operating Expenses

Total operating expenses for the first quarter ended June 30, 2000, are $805,171 as compared to $587,818 during the first quarter ended Jun 30, 1999. The increase in expenses of $217,353 is summarized as follows:

     Decrease in Salaries and Wages                 $   <19,203>

     Decrease in Programming Fees                        <3,227>
     Increase in Cost of Goods Sold                      27,250
     Increase in Mine Development                           <18>
     Increase in General & Administrative Expense       272,274
     Decrease in Depreciation and Amortization          <37,126>
     Increase in Interest Expense                       <22,597>
                                                   ______________
     Net increase in total expenses                   $ 217,353

     The decrease in salaries and wages is due to a reduction in personnel. The decrease in programming fees is due to the decline of subscribers in both operating systems. The increase in Cost of Goods Sold is due primarily to JBA Wholesalers. The increase in General and Administrative Expense is due mainly for Reema's Consultants and additional engineering for the Trinidad Project. The decrease in Depreciation and Amortization reflects the assets sold. The decrease in Interest Expense is due to the sale of the corporate building and elimination of the related mortgage.

  Liquidity and Capital Resources

     TVCN initially financed its growth through private loans and private financing. We will finance our future growth primarily from the sale of assets and possibly through further private financing, of which there can be no assurance of success.

     To date, we have not engaged in any debt financing, with the exception of the BTA's funding through the FCC, and the purchase of the internet equipment which was assigned and transferred to BeWell Net as part of the sale of Planet. The lease underlying such equipment will also be transferred to and assumed by BeWell. TVCN's cash flow for the three months ended June 30, 2000, and June 30, 1999, are summarized as follows:

                          June 30, 2000         June 30, 1999
                            Unaudited             Unaudited

Cash Flow From Operating
 Activities                $    <367,117>       $    <34,222>
Cash Flow From Investing
 Activities                $      21,845        $    305,663
Cash Flow From Financing
 Activities                $     <61,483>       $    <83,897>
Cash - Beginning of Period $   1,147,712        $    462,157

Cash - End of Period       $     740,957        $    649,701

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

     Currently, TVCN has $1,331,778 in long term debt which is primarily for the purchase the Basic Trade Area rights purchased during the FCC BTA Auction, and for equipment purchases.

     TVCN's current assets and liabilities are $3,026,644 and $931,077, respectively. TVCN's cash position is such that management anticipates no difficulty in its ability to meet its current obligations. TVCN currently has investments of $69,182 in government securities.

  Accounts Receivable and Payable

     In connection with the sale of the Detroit system, all payments and notes underlying the sale have been paid to TVCN.
Thus the slight decrease in notes receivable as of June 30, 2000 is due to the further reduction of note payments.

     The decrease in assets is due primarily to the sale of certain assets in the previous fiscal year and the decrease in liabilities is the result of the sale those same assets.

  Advance from Stockholders

     The president of TVCN has had to advance loans to the Company in its early years. As of June 30, 2000, these loans totaled $177,746. Mr. Duwaik bought 81,200 shares from the open market in May and June, and the Company paid him back to reduce the loans owed to him. Form 4 was filed by him concerning his purchases.


 PART II.     OTHER INFORMATION

   ITEM 1.      Legal Proceedings

      In connection with its past investment in mining operations, TVCN filed a law suit against Ray Naylor, et al. The case is still pending. Other than said case, and except as noted under the heading Frederick Case Settlement, as detailed in TVCN's 2000 Annual Report, as amended, for the period ended March 31, 1999 TVCN knows of no material litigation pending, threatened or contemplated, or unsatisfied judgment against it, or any proceedings in which TVCN is a party. TVCN knows of no material legal actions pending or threatened or judgments entered against any officers or directors of TVCN in their capacity as such in connection with any matter involving TVCN or the business.

   ITEM 2.     Changes in Securities

               There have been no changes in TVCN's securities since January 4, 2000.

   ITEM 3.     Default Upon Senior Securities

               None.

   ITEM 4.     Submission of Matters to a Vote of Security
               Holders

               None.

   ITEM 5.     Other Information.
               None.

   ITEM 6.     Exhibits and Reports on Form 8-K.

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

99.1(P) Copy of a report by Houlihan Valuation Advisors titled
"Valuation of a 10,000,000 Shares Block of Restricted Common Stock of TV Communications Network, Inc. as of March 25, 1998." Filed on 6/27/2000.

                       SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              TV COMMUNICATIONS NETWORK, INC. ("TVCN")



/ss/OMAR A. DUWAIK
Omar A. Duwaik, President,
CEO & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/S/OMAR A. DUWAIK                  /S/KENNETH D. ROZNOY
Omar A. Duwaik, President,         Kenneth D. Roznoy,
CEO & Director                     Vice President & Director

/S/ JACKIE PORTER
Jackie Porter
Acting Controller

Date:  August 14, 2000