Form 10KSB/A
period 1999-03-31
TV COMMUNICATIONS NETWORK INC
filed 2000-09-12
CIK 819802

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                           FORM 10-KSB\A4



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

Forward Looking Statements

Certain oral and written statements of management of TVCN included in the Form 10 KSB and elsewhere contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor created thereby. These statements include the plans and objectives of management for future operations, Gas-To-Liquids Technology based on TVCN's Gas-To-Liquids process, anticipated capital and operating costs of Gas-To-Liquids plants, signing a definitive agreement, obtaining required financing for such plants, the continued development of our Gas-To-Liquids process and the projected economic use of it. In addition, these statements include but are not limited to such words as "intent", "believe", "estimate", "choice", "projection", "potential", "expect", "should", "might", "could" and other similar expressions. The forward looking statements included herein and elsewhere are based on current expectations that involve judgments which are difficult or impossible to predict accurately and many of which are beyond our control. Actual results may differ substantially from these statements. In particular the assumptions assume the collectability of the note receivable from the sale of cable operations, the ability to sign a definitive agreement, obtain required financing, construct and successfully operate commercial Gas-To-Liquids plants, and produce a salable product from the proposed Gas-To-

Liquids plant, and the ability to successfully develop the BTAs and markets, satisfactory resolution of legal maters, and economic, competitive and market conditions for our business. Although we believe that the assumptions are accurate, there can be no assurance that the forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in the forward looking statements, the inclusion of such information should not be regarded as a representation by we or any other person that our objectives and plans can or will ever be achieved.


PART I

ITEM 1.              DESCRIPTION OF BUSINESS

Business Development

TV Communications Network, Inc. ("TVCN" or "the Company") was organized as a Colorado corporation on July 7, 1987. Its executive offices are at 10020
E. Girard Avenue, Suite 300, Denver, Colorado 80231, its telephone number is
(303) 751 2900 and its fax number is (303) 751-1081. The Company was formed to seek business opportunities that, in the opinion of management, will provide profit to the Company in any industry in general and the Wireless Cable TV industry in particular. During its early years, TVCN focused its attention on these Wireless TV operations. After early success, we began to diversify. Since then, TVCN has been a diversified holding enterprise with operations in gas and oil refining; Wireless Cable TV; Internet; mining; auto salvage and wireless communications. However, we recently sold our Internet operations, and we are considering the sale of other operations in order to focus on our gas and oil business.

Wireless Cable TV Operations

The Wireless Cable TV industry was created in 1983 when the FCC began licensing Wireless Cable TV stations to broadcast multiple TV channels per station on microwave frequencies. The Wireless Cable frequency spectrum is now divided by the FCC into groups of frequencies such as MMDS
("Multichannel Multi-Point Distribution Service"), ITFS ("Instructional Television Fixed Service"), OFS ("Operational Fixed Service"), as well as the MDS (single channel) band previously available. MMDS, MDS and OFS frequencies are licensed to commercial entities for commercial use, while ITFS frequencies are licensed to educational institutions for educational, instructional and cultural TV programs. However, the educational institutions are allowed to lease any excess capacity on their channels to commercial entities for commercial use. A television station that employs any microwave channels to broadcast cable TV programming to subscribers for monthly fees, is referred to as a Wireless Cable TV station.

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

Other stations. TVCN owns 4-TV channel stations in each of Hays, Kansas; Woodward, Oklahoma; and Quincy, Illinois. In cooperation with our affiliate, Multichannel Distribution of America, Inc., we have also constructed four-channel stations in Myrtle Beach, South Carolina; Rome, Georgia; and Scottsbluff, Nebraska. MDA is owned and controlled by our president. The Quincy station is involved in a three-way transaction. We acquired the station from our affiliate MDA and entered into an agreement with Heartland Communications to transfer and assign the rights and interest in the Quincy station to Heartland in exchange for transferring certain of Heartland's rights and interest in its Basic Trading Area License in Salina, Kansas to us. The agreement with Heartland is awaiting a final approval from the FCC (see the discussion under "Quincy, Illinois and Salina, Kansas"). The Woodward station is being leased to Heartland for $500.00 per month for a period of two years expiring April 2001. Our stations in Myrtle Beach and Scottsbluff have not been placed into commercial operation yet, nor are they the subject of any lease because no reasonable lease has been offered. Because of the limited number of channels (4-channel each) of these stations, We have no immediate plans to place these two stations into commercial operations. We are considering the sale of these and other stations.

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

In 1994, TVCN also sold the Wireless Cable station in Detroit, Michigan to Eastern Cable Networks of Michigan, Inc. EASTERN, a subsidiary of Eastern
Cable Network Corp. ("EASTERN"). The consideration received by us was $11,000,000 payable as follows: (1) a deposit of $250,000; (2) $2.25 million cash at closing; (3) $500,000 90 days after closing; (4) up to $2.0 million payable as a function of EASTERN's ability to successfully expand its services;
(5) $500,000 nine months after closing; and (6) a $5.5 million promissory note secured by a lien upon the entire station.

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

Distribution Methods

In any given market, the number of channels a Wireless Cable TV station is able to offer to its subscribers is limited by the number of channels available to the operator (including any channels leased from other licensees) and the terms of the leases under which leased channels are used. In addition, the nature of the subscribers receiving equipment and the availability of funds for the necessary capital investment affects the quality of the station's services.

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

Competition

TVCN competes for viewers with the television networks, independent television stations and other video suppliers such as cable television, satellite television program services, Direct Broadcast Satellite and video cassettes.

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

Advances in communications' technology and changes in the marketplace are constantly occurring. Thus, it is not possible to predict the effect that ongoing or future developments might have on the Wireless cable communications industry. The ability of our systems to compete with present, emerging and future distribution media will depend to a great extent on obtaining attractive programming. The continued availability of sufficient quality programming may in turn be affected by the developments in regulation or copyright law. In addition to management and experience factors, which are material to our competitive position, other competitive factors include authorized broadcast power, number of leased channels, access to programming and the strength of local competition. TVCN competes with a great number of other firms in all phases of its operations, many of which have substantially greater resources ] than we do.

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

Reema International Corp.

In 1993, TVCN incorporated a wholly-owned subsidiary under the name Reema International Corporation for the purpose of evaluating and developing a Gas-To-Liquids process. The process converts natural gas into finished products such as diesel, jet fuels and other specialty products. Additionally, Reema began to negotiate with various gas producing countries around the world the possibility of constructing and operating commercial Gas-To-Liquids plants at gas fields.

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

As a wholly-owned subsidiary, Reema is under the control of TVCN's management. TVCN's president also is Reema's president. Glen Clark, who manages Reema's day to day activities, is Vice President for Reema. Mr.
Clark is not involved in the decision-making process for either the parent company nor the subsidiary. Prior to joining Reema in 1993 Mr. Clark had some 40 years broad-management experience in chemical plants in such industries as Liquified-Natural-Gas, regasification, amonia, fertilizer, methanol, cogeneration, carbon dioxide, catalytical cracking, refinery and other related process industries. Mr. Clark has a BS degree in Chemical Engineering from Pennsylvania State, and a master of business administration degree from New York State University.

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

Memorandum of Understanding

After years of negotiations, in December of 1997, our subsidiary, Reema, and the government of Trinidad and Tobago signed a Memorandum of Understanding for the construction and operation of a Gas-To-Liquids plant in Trinidad. The proposed Gas conversion plant will be employing Reema's propriety technological information. Reema's plant in Trinidad will be using natural gas from Trinidad. On June 11, 1999, The National Gas Company of Trinidad and Tobago Limited (a government agency) and Reema International Corporation signed a "Term Sheet For Supply of Natural Gas Agreement". The Agreement sets forth the terms and conditions for a definitive agreement, and the obligations of both parties that must be satisfied before the signing of a definitive agreement. No assurance can be given that the definitive agreement will be executed. If and when the proposed plant is constructed successfully, of which there can be no assurance, the natural gas will be converted into approximately 10,000 barrels per day of quality finished petroleum products such as sulfar-free diesel, jet fuel, naphtha and others.

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

In contrast, we are unaware of any material negative environmental aspects of the gas to liquids process. Diesel and jet fuel processed and produced by the Gas-To-Liquids process will have zero sulfur, zero aromatics, higher cetane, and a higher smoke point. The quality of the finished products of Reema's process is expected to be so premium that it can be used as a blend with the products derived from crude oil in order to improve their quality and meet an ever-increasing stringent pollution standard requirements. Reema is a wholly-owned subsidiary of TVCN.

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

Qatar WCTV Station

In 1992 TVCN received a contract from the Qatari Government
Telecommunications Corporation to build a Wireless Cable TV station in Doha, Qatar and train operations personnel. TVCN built the station in 1993, and a provisional acceptance certificate for the station was issued on August 14, 1993. Through May 1996, our personnel assisted in the management and operation of the station and trained Qatari personnel. TVCN has guaranteed the supply of all-compatible equipment and spare parts that may be needed for the maintenance, and refurbishment of the equipment, and the continuation of the Qatari Wireless station (without interruption) for a period of 10 years. The Qatar wireless cable system was awarded Cable Operator of the Year honors at CABSAT 95 (the cable and satellite show).

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

We hold no patents. However, TVCN has filed a patent application concerning \ its Gas-To-Liquids technology. The application is pending.

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

(2)	On November 2, 1993, the Securities and Exchange Commission filed a Civil
Action   No. 93-M-2295 in US District Court in Denver, Colorado against the
Company, its president, Omar Duwaik, and one of its vice presidents, Jacob Duwaik. The SEC alleged among other things, that the Company improperly inflated its balance sheet by overstating the value of certain assets acquired by the Company. The SEC also alleged that the Duwaiks were involved in "sham" stock transactions. The SEC asked the Federal Court in Denver to permanently enjoin TVCN and the Duwaiks from repeating such violations, barring Omar Duwaik from serving as an officer or director of TVCN, and imposing unspecified monetary penalties. The Company and the principals involved denied the allegations and vigorously defended against the court action.

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

Cash provided by (used in)               March 31,                  March 31,
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

Management's plans to maintain sufficient future cash flows for continued existence include the sale of TVCN's real property (Note 16). In addition, management is also actively marketing other real property and buildings, and reducing general and administrative expenses by downsizing personnel and operations. Management is also looking into the sale of our Basic Trade Area license rights. Based on a review of all possible options available to us and the estimated related resulting cash flows management believes that sufficient cash flow will be provided to ensure continued existence and operations.

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

Omar Duwaik has been the President, CEO and Director of TVCN since its inception in 1987. Mr. Duwaik has been involved in the telecommunications, aerospace and electronic industries for the past 21 years. In 1980, Mr. Duwaik joined MDA, Inc. in Denver as its president. In 1983, MDA submitted 413
MMDS applications to the FCC, of which 71 were granted to MDA, with no competition, and through a lottery process, the FCC granted about forty more conditional licenses. For MDA, Mr. Duwaik constructed the first MMDS station in San Luis Obispo, California. Under his direction, three more MMDS stations were constructed in Kansas and Alabama. Mr. Duwaik received a BS Degree in Electrical Engineering, a BS Degree in Computer Science and an MS Degree in Electrical Engineering Communications from Oregon State University in 1971.
Mr. Duwaik owns 20,030,816 shares of TVCN common stock, and also owns the majority of MDA, an affiliated company, which also owns 23,845,892 shares of TVCN common stock. Mr. Duwaik also owns a majority of American
Technology and Information, which owns 190,000 shares of TVCN common stock. Mr. Duwaik is employed on a full-time basis and is compensated at an annual salary of $108,000 of which $54,079 are paid in cash and the remaining balance is deferred until such time as we have more funds. (See Item 11. "Security Ownership", on page 29.) On March 3, 1994, a settlement agreement imposing a permanent civil injunction from violating certain provisions of the federal securities laws and a civil fine against Mr. Duwaik was jointly submitted to a U.S. federal district court by the Securities and Exchange Commission. As part of this settlement agreement, which the Court accepted, Mr. Duwaik neither admitted nor denied any of the allegations of the SEC's complaint against him.

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


(1) Mr. Barry K. Arrington, Vice President and General Counsel resigned effective February 28, 1999. Mr. Arrington cited personal reasons and other career opportunities as his reason for his resignation. TVCN has no disagreements with Mr. Arrington. His letter of resignation did not disclose, nor did he request the disclosure of any disagreements with the Company regarding operations, policies, or practices. Mr. Arrington continues to represent TVCN, for an hourly fee, on limited legal matters. Mr. Horner resigned from TVCN. (See "Directors and Executive Officers," on page 26.)

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

Name and Position with TVCN, or Name and        Amount of     Percent of
Address of Greater than 5% Holders              Beneficial    Class
       	                                    Ownership

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

PART IV


ITEM 13.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
REPORTS
                             ON FORM 8 K

-            Financial Statements
-            Included under this Item:
? Independent Auditors' Report
? Consolidated Balance Sheet
? Consolidated Statements of Operations
? Consolidated Statements of Changes in Stockholder Equity
? Consolidated statements of Cash Flow
? Notes to Financial statements

-            Exhibits
3.1.1 Copy of Certificate of Incorporation of the corporation
(incorporated by reference to the Exhibits filed with the Registration Statement dated September 28, 1987, File No. 33-
16113-D). *

3.1.2 Copy of Amendment No. 1 to the Certificate of Incorporation
(incorporated by reference to the 10 KSB for the period ended
March 31, 1989, File No. 33-16113-D.) *

3.1.3 Copy of Amendment No. 2 to the certificate of Incorporation
(incorporated by reference to the 10 KSB for the period ended
March 31, 1995.  File No. 33-16113-D) *

3.2	Copy of By Laws of the corporation (incorporated by reference to the Exhibits filed with the Registration Statement dated September
28, 1987, file No. 33-16113-D) *

10. Material Contracts.
10.1 Memorandum of Understanding dated December 17, 1997 between The National Gas Company of Trinidad and
Tobago Limited and Reema International Corp. *
10.2 Acquisition Agreement dated May 18, 1999 between
BeWell Net Corporation ("Buyer") and TV
Communications Network, Inc./Planet Internet Corporation
("Seller").*

21. Subsidiaries of the Registrant.

27.      Financial Data Schedule. *

99.	Additional Exhibits
99.1(P) Copy of a report by Houlihan Valuation Advisors titled
"Valuation of a 10,000,000 Shares Block of Restricted Common
Stock of TV Communications Network, Inc. as of March 25,
1998." *


* Previously filed with the 10-KSB/A which was filed on September 9, 1999, for the period ended March 31, 1999, and incorporated herein by this reference.

(P) This designation on Exhibit 99.1 indicates that this exhibit, previously filed with the SEC in paper format only, is not available through the EDGAR System.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TV COMMUNICATIONS NETWORK, INC

Date:  September 11, 2000



/s/ OMAR A. DUWAIK
Omar A. Duwaik
President, CEO &
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


 /s/ OMAR A. DUWAIK			       /S/ KENNETH D. ROZNOY
Omar A. Duwaik               Kenneth D. Roznoy
President, CEO &				         Vice President &
Director					                Director

_/S/ JACKIE PORTER
 Jackie Porter
Acting Controller

Dated:	 September 11, 2000