Form 10KSB/A
period 2000-03-31
TV COMMUNICATIONS NETWORK INC
filed 2000-10-26
CIK 819802

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                           UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                         Amendment No. 1 To

                           FORM 10-KSB



[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the fiscal year ended March 31, 2000.

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

Forward Looking Statements

Certain statements of management of TVCN included in this Form 10 KSB Amendment No. 1 and elsewhere contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor created thereby. These statements include the plans and objectives of management for future operations, Gas-To-Liquids ("GTL") Technology based on TVCN's Gas-To-Liquids process, anticipated capital and operating costs of Gas-To-Liquids plants, signing a definitive agreement, obtaining required financing for such plants, the continued development of our Gas-To-Liquids process and the projected economic use of it. In addition, these statements include but are not limited to such words as "intent", "believe", "estimate", "choice", "projection", "potential", "expect", "should", "might", "could" and other similar expressions. The forward looking statements included herein and elsewhere are based on current expectations that involve judgments which are difficult or impossible to predict accurately and many of which are beyond our control. Actual results may differ substantially from these statements. In particular the assumptions assume the collectability of the note receivable from the sale of cable operations, the ability to sign a definitive agreement, obtain required financing, construct and successfully operate commercial Gas-To-Liquids plants, and produce a salable product from the proposed Gas-To-Liquids plant, and the ability to successfully develop the BTAs and markets, satisfactory resolution of legal matters, and economic, competitive and market conditions for our business. Although we believe that the assumptions are accurate, there can be no assurance that the forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in the forward looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans can or will ever be achieved.


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

                                   4
<PAGE<

In addition, in an effort to expand our concentration of Wireless Cable stations in the West Virginia and Pennsylvania areas, we applied for five vacant channels in the Scranton/Wilkes-Barre/Hazelton Basic Trading Area License. Also in order to increase the channel capacity of the Scranton station, TVCN purchased the F Group lease ("Lease") and station equipment from American Telecasting, Inc. for $200,000. This Lease entitles us to utilize the Four Channels of frequencies 24-hours a day, seven-days a week during the term(s) of the lease. The lease is for $750.00 per month for five years, renewable every five years thereafter at our option. However, at the expiration of the Lease, a dispute arose as to whether or not the Lease was renewed in a timely manner. The parties settled their dispute by agreeing on June 23, 2000 to sell the F-Group license and equipment in Scranton. According to the settlement agreement, the monthly lease payments of $750 is canceled, and is replaced by a lease payment of $1.00 per year. In addition, TVCN will receive the first $300,000 from the sale. The remaining balance from the sale proceeds, if any, will be divided such that TVCN will receive 40% and the Lessee (or Licensee) will receive 60% of said balance. TVCN will continue to have the right of first refusal to purchase the Lessee and the equipment as originally set forth in the Lease.

Governmental Regulation/FCC Licensing

The licenses of TVCN are not subject to regulation by any state or local government. However, the Wireless Cable Frequencies are subject to FCC regulations. Our ability to continue providing programming is dependent upon our continued FCC qualification as the licensee of the channels comprising such system. In any given market the microwave broadcast spectrum is divided into 33 channels. These channels are further divided into groups as follows:



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

The FCC Spectrum Auction

Until November, 1995, the FCC used to grant licenses in the Wireless Cable TV frequency spectrum to qualified applicants on a first-come first-served basis. From November 13, 1995 to March 28, 1996 the FCC changed policy and conducted an auction of the frequency spectrum used by these stations. In this Auction, the FCC divided the country into Basic Trading Areas adopting the same 487 geographic areas as defined by Rand McNally's Commercial Atlas and Marketing Guide, plus 6 other areas not so defined. The successful bidder on each area acquired the right to obtain the licenses for all parts of the commercial Wireless Cable spectrum in the area, which were not already under license. Prior to the Auction, a licensee could be granted a license for up to four commercial TV channels only. Now, an area winner can receive a license for up to 13 commercial TV channels. In order to qualify to participate in the Auction, each bidder was required to pay an up-front payment to the FCC. TVCN's up-front payment was $300,000, which included a small business bidding credit of $400,000.

TVCN was the successful bidder on the following 12 Basic Trading Areas:
Clarksburg-Elkins, Fairmount, Logan, Morgantown, Wheeling, West Virginia; Steubenville, Ohio/Weirton, West Virginia; Dickinson and Williston, North Dakota; Scranton/Wilkes Barre/Hazleton and Stroudsburg, Pennsylvania; Scottsbluff, Nebraska; and Watertown, New York. Our net bid was $1,276,000 (taking into account the 15% small business credit TVCN received). This made us the tenth largest participant in terms of the number of BTAs acquired, and the 22nd largest participant in terms of dollar volume. The total amount outstanding on this obligation is $882,580, which TVCN is financing over ten years as described in the notes to our financial statements. We have not yet finalized plans with respect to the development of Wireless Cable stations in these areas. The development is dependent on our ability to obtain substantial capital resources. There is no assurance that we will obtain sufficient financing to develop these stations. In the meantime, we will attempt to sell our rights and interest in the Area Licenses, of which there can be no assurance.The Company believes that the licenses are marketable at a value in excess of their carrying value, based upon negotiations that we have held to sell these licenses to other companies.

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

Quincy, Illinois and Salina, Kansas

As mentioned on page 3, we are operating a Wireless Cable TV station with a limited number of TV channels in Salina, Kansas. During the FCC auction
(see "The FCC Spectrum Auction" on page 5), Heartland Communications Corp. (now known as Nucentrix Broadband) was the successful bidder for the Salina Basic Trading Area. That limited our ability to lease or license additional TV channels in Salina. That also gave Heartland the exclusive right to obtain the remaining licenses which we had not applied for in the Salina market. These remaining licenses were also limited in number. Specifically, our Salina system had been effectively limited to 19 TV channels, hardly adequate to compete against conventional cable TV systems. Since Heartland was the FCC auction winner for the Salina Area License, Heartland got the exclusivity over the remaining 14 TV channels in Salina. Dividing the frequency spectrum in Salina, with 14 channels under Heartland's control, and 19 channels under TVCN's control, severely limits the ability of either Heartland or TVCN to independently develop the Salina market to its growth potential. As a result, the two companies began to discuss the possibility of finding a solution.

After several rounds of negotiations, Heartland gave us what we deemed to be an acceptable offer, i.e., the two companies would partition the BTA off so that TVCN would receive 40.6% of the BTA that covers the central part, and Heartland would keep the 59.4%. According to the offer, the two companies would share payments to the FCC in those percentages. As a condition, TVCN had to transfer a 4 channel TV license in another market to Heartland. To meet this condition, we offered Heartland our E-Group license in Hays, Kansas. Heartland rejected TVCN's offer, but was willing to accept the transfer of the 4-Channel E-Group license in Quincy, Illinois. But, TVCN did not own the Quincy license/station. The 4-channel Quincy station and license was owned by MDA - Illinois which is a wholly-owned subsidiary of Multichannel Distribution of America ("MDA") Inc.,and is substantially owned and controlled by TVCN's president.

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

However, before the partition agreement with Heartland could be concluded, we had to buy the Quincy station and license from MDA. Since Mr. Duwaik owns and controls the majority of both TVCN and MDA, any business between the two entities would not be an arms-length transaction. Mr. Horner, a former TVCN board director, and Mr. Roznoy, a current director of TVCN's board, cooperated in evaluating the Quincy transaction without Mr. Duwaik's involvement. Since the Quincy license was applied for by MDA in 1983, among other factors, the documents concerning the actual cost associated with the issuance of the License and construction of the Quincy station/license were not readily available.

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

The most common source of competition to a Wireless Cable TV station is traditional cable television. Most cable television systems are able to offer a greater number of channels to their audiences than most Wireless Cable stations. In addition, most cable television systems supply some programming that is not available on our stations, including a wide range of advertiser supported and subscription supported video programming services. New compression technology is presently being tested which could allow operators like us to offer many more channels by compressing more than channel programming onto each licensed channel. However, the same technology is being developed for cable usage and Direct Broadcast Satellite usage, so the effect of the technology cannot be predicted with certainty at this time. In addition, there is no certainty that deployment of such technology for any of its present or future stations will be within our financial capacity.

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

From time to time legislation may be introduced in Congress, which, if enacted, might affect TVCN's operations. Proceedings, investigations, hearings and studies are periodically conducted by congressional committees and by the FCC and other government agencies with respect to problems and practices of, and conditions in, the subscription TV industry.

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

It wasn't until 1993 that Shell built the first commercial Gas-To-Liquids plant in Malaysia. However, the Shell plant reportedly focused on the production of high-value products such as solvents, detergents, lubricants and wax, instead of transportation fuels. The capital cost of the Shell plant reportedly was in excess of $850 Million, and the production capacity was 12,500 barrels per day. In 1997, a fire destroyed part of the plant and it is not known by us whether or not the plant is currently in operation. The giant oil company Exxon announced recently that it has completed the construction of a pilot Gas-To-Liquids plant for the production of 250 barrels per day of transportation fuels.

Memorandum of Understanding

After years of negotiations, in December of 1997, our subsidiary, Reema, and the government of Trinidad and Tobago signed a Memorandum of Understanding ("MOU") for the construction and operation of a Gas-To-Liquids plant in Trinidad. The proposed Gas-To-Liquids conversion plant will employ
Reema's proprietary technological information. Reema's plant in Trinidad will use natural gas from Trinidad. On June 11, 1999, The National Gas Company of Trinidad and Tobago Limited (a government agency) and Reema International Corporation signed a "Term Sheet For Supply of Natural Gas Agreement.

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

On May 10, 2000, Reema signed a Funding Proposal Agreement with a private commercial funding source[***] to provide Reema with a proposed loan of $150 million for the construction of the first gas plant project in Trinidad. The lender is entirely independent of Reema International, TVCN or any affiliate thereof. As of the date of this document, the proposed loan has not closed and there can be no assurance that the proposed loan will in fact close. The proposed loan is for a twenty year period and carries an interest rate tied to the London Inter Banking Operation Rate. TVCN paid all of the costs and expenses associated with procuring this proposed loan including a loan origination fee of $150,000 paid in fiscal year 1999.

The specific arrangements regarding compensation are as follows:

Total Amount of Funding - $150,000,000 USD.

Funding Schedule - Total proceeds of the loan will be placed in a "High Yield Investment" program in a major European Bank. The project will be funded at the rate of $3,750,000 per month for Forty (40) months, by way of irrevocable pay-orders lodged with the Disbursing Bank. [***] will provide collateral to the Investment Account Bank.

Interest - Beginning Forty-one (41) months after the first disbursement of funds and thereafter for the Twenty (20) year term, the Borrower will be obligated to pay Interest quarterly at a rate not to exceed one
(1) year LIBOR plus 1 and 1/2 % adjusted annually. These interest payments will be based on the amount actually disbursed to the Borrower or its assigns, plus unpaid accrued interest, before deduction of the [***] fee.

Disbursement - In accordance with the loan documents, a "Fund Control" to insure progress and payment as agreed, will be required. The Disbursing Bank will act as trustee, responsible for administration, accounting and adherence to the project cost breakdown, verifying all inspection reports and requests for loan disbursements accompanied by supporting invoices and releases. They will also diligently maintain lender priority and compliance in accordance with the "Fund Control" and loan documents.

Repayment of Principal - Principal amount of loan ($150,000,000 USD plus accrued unpaid interest) will be subject to repayment in the following manner: The Borrower will provide lender with acceptable evidence that all phases of the project complies with any and all Governmental and regulatory agencies necessary and needed to render the project lawful and approved. Upon conversion to permanent financing, the value of the Project will be established by an independent appraisal through a licensed and certified appraiser.
At all times, the appraised value of the Project and the Borrower or Borrowing entity must at least equal the amount disbursed. The Loan will be all due and payable at the end of Twenty (20) years or can be paid at any time during the Twenty (20) year period without penalty. (the loan is not assumable nor may it be assigned without prior lender approval. In the event of a sale of any portion of the Project, a pro rata repayment of principal will be due and payable.) After the third (3) year of operations a Sinking Fund must be established, the annual deposits to which must be adequate to liquidate the principal by the end of the Twenty (20) year period. The Sinking Fund can be established in a Bank of your choice under the joint administration of the Borrower and [***].

Collateral - [***] will provide collateral for the opening Forty (40) months or until the Borrower no longer has an active Investment Account. Collateral will be extended as a result of subsequent loan approvals. Fifteen (15) days prior to the scheduled return of collateral to [***], the Borrower will submit detailed Financial Statements (<30 Days), P&L Statements, General Ledger and Owned Inventory Schedule (w/ opinion letter) to [***] for lender approval as substitution of collateral. Typically the collateral will consist of a first lien position on the land and associated property of the Project, and possibly a lien on other assets of the Borrower and/or its affiliated companies, depending on the financial strength of the Company at that time Our fees for the completion of the funding will be 2% of the amount funded to the Borrower, payable as you receive funds; i.e., as you are funded over a period of 40 months [***] will receive a total of 2% of the initial $3,750,000 USD and 2% of each $3,750,000 increment funded thereafter. In addition, 1% will be payable to your broker [***], and deducted from each increment as it is funded. In the event you do not find it necessary to draw down the entire loan of $150,000,000USD, our 2% fee on the amount not taken down will be due and payable along with you first interest payment.

On or about July 13, 2000 in response to Reema's request to increase the loan amount from $150,000,000 to $300,000,000, the lender amended the May 2000 agreement. Per the amendment, the loan amount was increased from $150,000,000 to $300,000,000. On Reema's behalf, TVCN paid the $300,000 retainer fee. On July 31, 2000, Reema received confirmation from the lender that the "Funding Proposal" dated
May 10, 2000, had been increased.

On or about June 5, 2000, Reema signed an agreement with Parsons Energy and Chemical Group, Inc. To commence the engineering, design, procurement and construction for the proposed gas to liquids plant in Trinidad. The agreement required Reema to pay Parsons a minimum of $394,000, of which $314,000 was paid by TVCN in fiscal year 2000.Upon the engineering design completion, the desired manufacturers, vendors, suppliers and sub-contractors necessary for the procurement and construction of the Plant will be selected through a bidding process. The engineering design, procurement and construction of the Plant is expected to be completed in about three years.

Since the occurrence of these transactions and during fiscal year 2000, Reema has continued to identify potential lenders for financing the gas to liquids plant. Although no loans have closed, Reema has procured non-binding agreements. TVCN has paid a total of $512,500 to potential finders (none of which is an affiliate of TVCN or any of its affiliates) as loan origination or finder fees.

During calendar year 2000, to date, Reema has incurred expenses associated with the gas to liquids project including legal expenses of $93,978, travel expenses of $36,566 and administration expenses including labor and consulting fees of $438,115. TVCN has paid these expenses on behalf of Reema.

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

_________________________________________________________________________
[***] Name and address are deleted to preserve confidentiality, based upon the Company's application for confidential treatment pursuant to 17 C.F.R. 240.24b-2. The non-disclosed information has been filed with the Office of the Secretary for the U.S. Securities and Exchange Commission as part of the Company's request for Confidential Treatment.

Gas-To-Liquids Competition

While the Gas-To-Liquids technology is at its infancy, the competition in this new emerging technology and industry is expected to be intense. We do not expect the competition to adversely affect the implementation of the first Gas-To-Liquids project in Trinidad but, this possibility exists. In our attempt to negotiate similar agreements with other gas producing countries around the world, we will be competing against giant companies such as Exxon, Shell and others which have vastly greater resources and capabilities. Even with what we hope will be the success of constructing the first Gas-To-Liquids plant in Trinidad, we will be facing extremely tough competition for constructing additional plants. There is no assurance that the Company will be able to succeed in constructing any Gas-To-Liquids plant.

Premium Quality of Gas-To-Liquids Produced Products

A frequently reported cause of air pollution in some regions is the presence of sulfur and other impurities in crude oil-derived products. Additionally, aromatics are the major cause of engine wear and tear. Governments are constantly limiting the contents of sulfur and other impurities in crude oil-based products in order to curb the rising levels of pollution. The recent announcement in California regarding the danger of diesel produced from crude oil underscores the significance of the Gas-To-Liquids process. On August 27, 1998, United Press International reported that "California has become the first state to declare that soot emitted in diesel exhaust is a cancer threat that requires new controls. On August 28, 1998, the Denver Rocky Mountain News reported eleven members of the California Air Resources Board "voted unanimously to declare 40 chemicals found in (crude oil-derived) diesel exhaust as toxic air pollutants." Further, the Associate Press reported on May 17, 2000, that the Federal National Toxicology Program said: "cancerous tumors have been found in rats after exposure to diesel exhausts", produced from crude oil, and that such diesel exhausts "are reasonably anticipated to be a human carcinogen." The same report said that the White House intended to propose a new regulation that would require refineries to reduce sulfur content in crude-oil produced diesel by 97% in seven years.

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

Pager Business

In February 1997, TVCN purchased the assets of a pager business in Georgia for $100,000. The business sold pagers, cellular phones, airtime for pagers, and accessories from locations in Calhoun and Dalton, Georgia. The business had about 1,000 airtime customers, each was paying monthly fees of about $12.95. In order to reduce our negative cash flow and to focus on the Gas-To-Liquids Project, the Pager business was discontinued in November 1998. This business had nominal impact on the financial statements of the Company.

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

Middle East Investment Authorization

At a special meeting of TVCN's Board of Directors held on December 13, 1995, Omar Duwaik was authorized to explore investment opportunities in the Middle East. Mr. Duwaik was authorized to enter into such agreements as were necessary and to invest in a holding company on our behalf if he deemed such an investment to be in the Company's best interests. To date Mr. Duwaik has explored numerous investment opportunities. However, none have met the criteria he thought of for making such an investment. No specific criteria has been established, other than that of reasonable degrees of risk and rates of return as determined by Duwaik on a project by-project basis.
Although Mr. Duwaik was authorized to commit up to $3 million, no funds have been expended to date pursuant to the Board's authorization, and no current plans, exist to expend any funds. Pursuant to its general policy of seeking shareholders' approval of major investments, we will seek shareholder approval of any investment made pursuant to this authority.

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

After the Court rejected the SEC's argument for a temporary restraining order, the SEC made an offer for a settlement. The attorneys representing the Company and other defendants recommended acceptance of the settlement offer. The Company and its officers and directors accepted the SEC settlement offer in order to avoid further expensive litigation. The terms of the settlement agreement were approved by the various attorneys and the principal parties including TVCN, the SEC in Denver and the SEC in Washington, D.C.. Pursuant to the terms of the settlement agreement, TVCN and the Duwaiks would pay a total of $225,000, and be enjoined from committing violations of certain laws without admitting or denying any allegations of the Complaint, except as to jurisdiction. Omar Duwaik's position with the Company would not be affected by the settlement agreement. The settlement agreement was submitted to the Court and the final judgment was entered on March 3, 1994.

(3)	TVCN knows of no other material litigation pending, threatened or contemplated, or unsatisfied judgments against it, or any proceedings in which TVCN is a party. TVCN knows of no material legal actions pending or threatened or judgments entered against any officers or directors of TVCN in their capacity as such in connection with any matter involving TVCN or the business.

Settlement of Class Action

On April 2, 1994, two TVCN shareholders filed a class action suit against us in the United States District Court for the District of Colorado under Case
No.  94-D-837.  Merton Frederick, as Trustee of the M&M Frederick, Inc.
Profit Sharing Plan, f/k/a M&M Frederick, Inc. Defined Benefit Pension Plan; and F.S. Workman; on Behalf of Themselves and All Others Similarly Situated, were the Plaintiffs, and the Defendants were TV Communications Network, Inc.; TVCN Of Michigan, Inc.; TVCN Of Washington, D.C., Inc.; International Integrated Systems; TVCN International, Inc.; International Exports, Inc.;
Omar Duwaik; Jacob A. Duwaik; Kenneth D. Roznoy; Scott L. Jenson; and Scott
L. Jenson, P.C. We emphatically denied the plaintiffs' allegations in this action and vigorously defended the case. The Plaintiffs made several settlement offers, the first of which was made only two weeks after filing their allegations. But, all offers were rejected by the Company. However, because of the continued drain on our resources caused by nearly four years of protracted and expensive litigation, on October 31, 1997 we agreed to settle. Pursuant to the terms of the settlement agreement, TVCN agreed to pay the plaintiffs the sum of $1.5 million in full settlement of all their claims of any nature whatsoever, and in exchange the participating shareholders agreed to relinquish their stock of TVCN back to the Company. On March 3, 1998 the Court approved the settlement and dismissed the class action with prejudice.

Of the $1.5 million paid pursuant to the settlement agreement, $705,268.82 was paid as fees and expense to the plaintiff's class counsel. The remaining funds were ordered distributed to the members of the class that had filed valid proofs of claim. In addition, pursuant to the settlement agreement, those class members who had purchased TVCN stock during the class period and who still retained the stock at the time of the settlement, were required to relinquish those shares back to the Company in order to participate in the settlement. Pursuant to this provision, the Company received 359,960 shares of stock from class members participating in the settlement. TVCN then canceled the shares of common stock returned as a result of the settlement.

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

The SEC has adopted regulations that generally define a "penny stock" to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These exceptions include equity securities listed on NASDAQ and equity securities of a company that has: (a) net tangible assets of at least $2,000,000, if such company has been in continuous operation for more than three years, or (b) net tangible assets of at least $5,000,000, if such company has been in continuous operation for less than three years, or (c) average revenue of at least $6,000,000 for the proceeding three years. Unless an exemption is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a risk of disclosure schedule explaining the penny stock market and the risks associated therewith.

Control by Management

The officers and directors own and or control approximately 92.8% of TVCN's currently outstanding Common stock. As a result, if the officers and directors act together, they will have significant influence on the outcome of all matters requiring shareholder approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of TVCN's assets) and significant influence on the management and affairs. Such influence could discourage others from initiating potential merger, takeover or other change of control transactions. As a result, the market price of TVCN Common Stock would be adversely affected.

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

On January 3, 2000, in connection with the conversion of certain debt and other consideration, the Company agreed to issue to its President, Omar A. Duwaik, 17,633,334 restricted shares of its common stock. The total consideration given for the restricted shares were the conversion to equity of debt in the amount of $850,000, and a $100,000 bonus that was granted to Mr. Duwaik in 1995, but was never paid, and $108,000 in his salary reduction in 1999 and 2000. The shares were issued based on the value of the assets given up; $1,058,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The total revenues for fiscal year ended March 31, 2000 were $483,924 from active operations, $87,910 from discontinued operations, $2,343,505 from payments of previously sold cable operations, and $765,367 from the sale of assets. This is compared to revenues of $644,088 from active operations, $390,485 from discontinued operations, and $1,020,388 were from the sale of cable operations. The increase in revenues in 2000 over those of 1999, in the net amount of $1,527,830, was due to the collection of a promissory note receivable in the approximate amount of $2.3 million and that there was no sale of assets in 1999. See "Purchase/Sale of Wireless Cable TV Stations". The operating revenues in 2000 were less than those of 1999 by $550,649 due to the sale of the Company's subsidiary, Planet Internet, and the sale of the Company's office building.

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

The design, development and construction of a Gas-To-Liquids Plant also require substantial capital investments. Our continued gas operations are dependent on our ability to raise the necessary financing for the Project. Specifically, the capital cost of the proposed Gas-To-Liquids Plant in Trinidad is estimated at $300 million. The Company has contacted and discussed potential financing of the proposed Plant with many foreign investors, financial institutions, manufacturers, vendors, suppliers and other entities. As of March 31, 2000, no bona-fide offer has been executed or negotiated. On May 10, 2000, the Company, through its wholly-owned subsidiary, Reema International, signed an agreement with a private investor to provide a loan of $150 million for the gas project. On June 5, 2000, Reema signed an agreement to engage the services of Parsons Energy and Chemical Group, Inc. for the engineering, procurement and construction of the Plant. The Company is currently holding discussions and negotiations with various entities for obtaining the remaining $150 million financing, of which there can be no assurance of success. As of the date of this filing, no loans have closed and no funds have been received.

Since inception, the Company has financed its capital and operating cash requirements through loans and advances from the Company's president, other shareholders, and the sale of assets, and common stock. We are now engaged in debt financing options as well as continued asset sales. There is no certainty that we will be able to obtain all required financing.

Liquidity and Capital Resources

TVCN's primary source of liquidity has been from the sale of appreciated assets. Our business requires substantial capital investment on a continuing basis. The availability of a sufficient credit line or access to capital financing is essential to our continued expansion. TVCN's cash flows for the years ended March 31, 2000, and 1999, are summarized as follows:

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

Business Development Strategies

The Company's dominant business activity since inception in 1987 has been the acquisition of licenses, obtaining TV channel leases, and the development and sale of Wireless Cable TV licenses and stations. The development of Wireless Cable stations to their full growth potentials requires substantial capital resources which have not been satisfactorily available to the Company. As a result, we have been able to only partially develop certain of our Wireless Cable stations, while holding other stations and/or licenses without development, and sell such stations and/or licenses to potential buyers at a profit.

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

Based upon the foregoing, we believe that this might be an opportune time to sell the Company's Wireless Cable stations, licenses and rights and interest in its Basic Trading Areas. The Company has approximately 1.1 million households in its markets. We held preliminary discussions with
Sprint, MCI and others about the possibility of selling our Wireless Cable assets. No agreements have been signed or negotiated, but discussions
continue.   It is impossible to predict as to the outcome of such discussions, or the amount that may be generated, if any, from the possible sale of such assets. But our observation of the market transactions and our discussions leads us to believe that we have the ability to sell these assets.

Accordingly, management beleives that it has available these tax planning strategies to take advantage of its Net Operating Loss carry-forwards. There is no assurance that we will succeed in selling any of our wireless cable assets.

As mentioned earlier, we intend to focus our future activities on the gas project. The proposed Gas-To-Liquids plant in Trinidad is expected to cost about $300 million. We are discussing with various financial institutions obtaining the necessary financing for the plant. We are also discussing with different entities the possibility of entering into a partnership agreement for the purpose of financing and implementing the proposed plant, but no agreement was signed by March 31, 2000. However, on May 10, 2000, the Company signed an agreement with a private lender to provide a loan of $150 million for the gas project. On June 5, 2000, the Company signed an agreement with Parsons to commence the engineering, design, procurement and construction of the proposed Plant. The Company is currently negotiating and discussing with various entities the possibility of obtaining the remaining $150 million needed for the gas Project. Although we are confident of our ability to obtain said remaining financing, there is no assurance that we will succeed in obtaining the necessary financing or entering into any partnership agreement with any entity.

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

Notes Receivables
Interest rates on notes receivable are consistent with the interest rates on current purchases by TVCN of contracts with similar maturities and collateral. Notes receivable are continually assessed as to the collectability of the notes and adjusted to approximate the estimated collectible amount, accordingly the fair value is net of the related deferred gain on the notes receivable.

Long-Term Debt
Rates currently available to us for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In March 2000, TVCN signed an engagement letter with the auditing firm of Ehrhardt Keefe Steiner & Hottman, P.C. of 7979 East Tufts Avenue, Suite 400, Denver, CO 80237 ("EKS&H or Auditor") (Telephone Number: (303) 740-9400,
Fax Number: (303) 740-9009). EKS&H also has been auditing our financial records since 1993. The Auditor agreed to audit our financial records for the fiscal year and assist in other related matters.

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
                                       Director (1)              1998 to present

Jackie L. Porter               37      Controller                1999 to present

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

TVCN is not aware of any filings on Forms 3 or 4 other than Forms 4 filed by Omar A. Duwaik on or about August 10, 2000 and September 10, 2000.

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

Omar Duwaik has been the President, CEO and Director of TVCN since its inception in 1987. Mr. Duwaik has been involved in the telecommunications, aerospace and electronic industries for the past 21 years. In 1980, Mr. Duwaik joined MDA, Inc. in Denver as its president. In 1983, MDA submitted 413 MMDS applications to the FCC, of which 71 were granted to MDA, with no competition, and through a lottery process, the FCC granted about forty more conditional licenses. For MDA, Mr. Duwaik constructed the first MMDS station in San Luis Obispo, California. Under his direction, three more MMDS stations were constructed in Kansas and Alabama. Mr. Duwaik received a BS Degree in Electrical Engineering, a BS Degree in Computer Science and an
MS Degree in Electrical Engineering Communications from Oregon State
University in 1971. Mr. Duwaik owns 39,797,557 shares of TVCN common stock, and also owns the majority of MDA, an affiliated company, which also owns 23, 845,892 shares of TVCN common stock and 950,233 shares beneficially by virtue of his voting control by power of attorney of 950,233 shares which are owned by his brother Tahar Aldweik. Mr. Duwaik also owns a majority of American Technology and Information, which owns 190,000 shares of TVCN common stock. Mr. Duwaik is employed on a full-time basis and is compensated at an annual salary of $108,000 of which $54,079 are paid in cash. (See Item 11. "Security Ownership", on page 29.) On March 3, 1994, a settlement agreement imposing a permanent civil injunction against violating certain provisions of the federal securities laws and a civil fine against Mr. Duwaik was jointly submitted to a U.S. federal district court by the Securities and Exchange Commission. As part of this settlement agreement, which the Court accepted, Mr. Duwaik neither admitted nor denied any of the allegations of the SEC's complaint against him.

Kenneth D. Roznoy - Vice President, Secretary and Director.
Mr. Roznoy returned to us on a free-lance basis in September of 1996 and was re-hired on a full-time basis on February 9, 1997 as Vice President of Business Development. During his two-year sabbatical he worked as a consultant for Elitch Garden in Denver and CHILDRENS CABLE NETWORK in
Denver and Burbank, California. Mr. Roznoy served previously as one of the Company's Directors from 1989 - October 1994. Prior to joining TVCN in July 1987, Mr. Roznoy had been employed by American Technology and Information, Inc. ("AT&I") in Denver, Colorado since January 1, 1987 as its Vice President and Public Relations Director. From 1981 to 1987, Mr. Roznoy was working for KDR Productions providing entertainment-related services for businesses and non-profit organizations in Denver, Colorado. From 1978 to 1981, Mr. Roznoy worked for Commonwealth Theaters in Denver, Colorado and Dallas, Texas as Advertising Director. At Mulberry Square Productions, in Dallas, Texas from 1975 to 1978, Mr. Roznoy helped promote "Benji" into an international movie star with films and TV shows grossing in excess of $100 million. Mr. Roznoy is employed on a full-time basis and is compensated at the temporarily reduced rate of $31,161 a year.

Armand L. DePizzol, President of Alert Systems and CEO of National Direct Connect Corp. Mr. DePizzol has been a director since 1989. Mr. DePizzol holds an M.A. in Economics and a B.S. in Business Administration. He was the president of American Technology & Information, Inc. (AT&I) from 1984 to 1987 and was in charge of all operations for that company. Prior to that, Mr. DePizzol spent seven years overseas with the International Department of City Bank of New York. During this period he conducted extensive credit and operational examinations of some thirty foreign bank branches. Mr. DePizzol was also employed by the Federal Reserve Bank. He was the first bank examiner to uncover a major defalcation in the international department of a foreign bank branch located on the West Coast. He acted as a consultant to the First Bank of Denver, currently First Interstate Bank. Mr. DePizzol is also a financial advisor. He directed the growth of a transportation company from nine units to more than forty units within a six-month period. He has helped obtain financing for several turn-around companies and he also holds various patents.

Jackie L. Porter, Controller. Ms. Porter has served as Controller since Greg Lucas's resignation in June 1999. Ms. Porter joined the Company in April, 1993. Prior to joining TVCN, Ms. Porter had been employed by Static Control Componenets, Inc. ("SCC") in Sanford, North Carolina from 1990-1993 as its Accounting Manager. From 1985-1990, Ms. Porter was working for Northland Cable Television as it's Regional Office Manager and served one year as Systems Manager. Ms. Porter has fifteen years working experience. She has five years experience as assistant controller. Ms. Porter is employed on a full-time basis with the Company and is compensated at the rate of $47,501 a year.

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

Glen Clark, Mr. Clark is the president of Reema International in charge of the Gas-To-Liquids project. Reema is a wholly-owned subsidiary of TVCN. Prior to joining Reema in 1993, Mr. Clark was responsible for managing a 300-person Engineering and Design Drafting Group at Gulf Interstate Engineering, where they provided design and drafting services to the pipeline (Liquid &
Gas) and related process industries. At M.W. Kellogg, Mr. Clark was responsible for world-wide start-up to completion operations of an average of over 30 projects employing over 2,500 people around the world. The projects included LNG (and regasification), ammonia, fertilizer, methanol, cogeneration, carbon dioxide (recover, purification and reinjection), catalytic cracking and refinery operations and maintenance. At Bechtel Petroleum, Mr. Clark was responsible for all synfuel project activities.
The projects included coal gasification, heavy oils, tar sands, oil shale, biomas conversion and coal liquification. At Allied Chemical, for over 27 years, Mr. Clark Progressed from an entry-level foreman to become the vice president with a wide range of responsibilities that included managing the operations of 20 chemical plants. Mr. Clark has a Bachelor of Science ("B.S.") degree in chemical engineering from Penn State and a master of business administration ("MBA") degree from New York State University. He has completed graduate marketing and management courses at Columbia University and an advanced management program at Harvard University.

Robert L. Bighouse, Reema's Vice-President - Project Director, brings over
40 years of project management experience to the Reema team with project management ranging from Union Carbide's Chemical & Plastics Division to Petromont Ltd.'s UNIPOL Polyethalene Project Montreal to Petrokenya's Ethylene Plant in Saudi Arabia. Since 1996, Mr. Bighouse has provided engineer Project Management work to Reema on a consulting basis as well as to Brown and Root and Union Carbide Corp. In 1995, he supplied Reema with Project Definition for a 20 MW congeneration power plant in Equatorial Guinea. Prior to that, Mr. Bighouse served on a Management Reorganization Team at Union Carbide, as well as a Project Manager for their Seadrift Plant Rebuild Project following the aftermath of an explosion that occurred in March 1991. Under UNIPOL contract to their licensee, Petromont, he served as the Project Manager on the design and construction of the HDPE unit of their Polyethline Project in Montreal, Canada. Since 1953, he has served Union Carbide in many other capacities and on many other of their projects traveling to West Virginia (Olefins Business Team), Louisiana (Plant Management), Houston, Texas (Gulf Coast Plant Engineering Support), and two other Project jobs at Carbide UCC Seadrift Plant. Mr. Bighouse has a Chemical Engineering Degree from Ohio State University and an MBA from the University of Houston. Mr. Bighouse joined Reema on a full-time basis in June, 2000.

James A, Shields, Reema's Vice-President - Finance, has twenty-five years business experience in senior management and financial management. Prior to joining Reema, he was its financial consultant. As such, he built the financial model to measure the sensitivity of capital cost, gas price and product price for Reema's $300 million GTL plant. Prior to Reema, Mr. Shields worked with Investors Brokerage Services in Houston, TX for six years and for THE ACACIA GROUP in Houston for five years. In both cases, he worked in Account Management and as a Certified Planner. As a CFP, Mr. Shields is certified in the areas of risk management, investments, tax planning and management, retirement planning, employee benefits and estate planning. Prior to ACACIA, Mr. Shields was the Manager of Project Controls for the M.W. Kellogg Company in Houston where he managed the financial, cost and scheduling functions of M.W. Kellogg's Plant Services Division. Earlier, Jim served as M.W. Kellogg's contract Manager overseeing contracts in world scale chemical complexes in Algeria and Nigeria, plus developed financial procedures for M.W. Kellogg in their LNG plant in Algeria. Mr. Shields has a BS in Business Administration from Lehigh University in Bethlehem, Pennsylvania; a Masters of International Management from the American Graduate School of International Management (Thunderbird) in Glendale, AZ; and became a Certified Financial Planner in 1991 as approved by the International Board of Standards and Practices.

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

Jackie L. Porter            Controller                            $  47,501


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

Compensation of Directors

Directors are eligible to receive reimbursement for out of pocket expenses only incurred while attending to Company business.


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

ITEM 12.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain related transactions were entered into between TVCN and its president, Omar Duwaik and other companies owned or controlled by him. These related party transactions are as follows:

Quincy, Illinois and Salina, Kansas

Before the Salina, KS partition agreement with Heartland could be concluded, we had to buy the Quincy station and license from MDA. Since Mr. Duwaik owns and controls the majority of both TVCN and MDA, any business between the two entities would not be an arms-length transaction. Mr. Horner, a former TVCN board memeber, and Mr. Roznoy, a current director of TVCN's board, cooperated in evaluating the Quincy transaction without Mr. Duwaik's involvement. Since the Quincy license was applied for by MDA in 1983, among other factors, the documents concerning the actual cost associated with the issuance of the License and construction of the Quincy station/license were not readily available.

Based on the cost of a comparable station's construction and licensing
(and market values), the Quincy station and license were evaluated at $425,373 for which TVCN offered to issue, and Mr. Duwaik agreed to receive, restricted shares of TVCN common stock. An evaluation of our common stock was conducted by an independent appraiser (Houlihan Valuation Advisors of Denver, Colorado). Based on such factors as similarly situated companies, book value, thinly traded stock, pink-sheet listing limitation, TVCN's liabilities, cash flow and liquidity, etc., the appraiser determined that the restricted shares of TVCN common stock in such a transaction would be worth $0.05 per share. Accordingly, TVCN issued 8,507,460 shares of its restricted common stock to MDA (at the rate of $0.05/share) for the acquisition of MDA's Quincy station and license.
The quoted trading price of TVCN stock at the time of the transaction had an asking and bidding price of $0.09/share and $0.07/share respectively. Since Mr. Duwaik is already in control of both TVCN and MDA, no change in control is affected.

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

Auto Salvage and Parts Recycling Business

In November of 1998, TVCN entered onto an agreement with JBA
Wholesalers, Inc. ("JBA") to acquire all of the issued and outstanding stock of JBA Wholesalers, Inc. JBA owns an auto salvage and parts recycling business in Calhoun, Georgia. The appraised market value of JBA at the time of the transaction was $125,000.

Omar Duwaik, the Company's president, had a 60% private interest in JBA prior to the transaction. The Board of Directors of TVCN approved a resolution for TVCN to acquire his 60% of the stock in JBA to go along with the 40% which TVCN already owned from an April 1998 transaction.

We issued 1,500,000 shares of restricted Common Stock to Omar Duwaik based upon a share price of $0.05 per share, which is the value per share estimated by Houlihan Valuation Advisors in a report dated
March 25, 1998.

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

Class C Preferred Stock

In exchange for Transmission Equipment, TVCN had issued 400,000 Class C Preferred Shares to Multichannel Distribution of America ("MDA"), Inc. (a company substantially owned and controlled by the Company's president, Omar Duwaik). After MDA requested the conversion of its Class C Preferred Stock, the Company issued 200,000 Restricted Common Shares to AT&I (a company related by virtue of having mutual stockholders, officers and directors, including Omar Duwaik), as partial payment for the acquisition of the Company Headquarters Building. The headquarters building had a fair market value of $930,000 and we assumed a $550,000 mortgage. AT&I requested the conversion of its Class C Preferred Stock and the Company issued 190,000 Restricted Common Shares to AT&I on May 29, 1997.

In connection with the acquisition of the two Wireless Cable TV stations in Washington, D.C. and Detroit, Michigan (see "Purchase/ Sale of Two WCTV stations" on page 5), in 1991, TVCN issued to Miroband Companies, a non-affiliated company, 4,864,000 shares of TVCN class D Preferred stock, which shares were subsequently purchased by MDA, an affiliated company substantially owned and controlled by TVCN's president. Pursuant to MDA's request for converting the 4,864,000 preferred shares to common stock, the Company issued to MDA 4,864,000 shares of its common stock on May 29, 1997.

On January 3, 2000, in connection with the conversion of certain debt and other consideration, the Company agreed to issue to its President, Omar A. Duwaik, 17,633,334 restricted shares of its common stock. The total consideration given for the restricted shares was the conversion to equity of debt in the amount of $850,000 and a $100,000 bonus that was granted to Mr. Duwaik in 1995, but was never paid and $108,000 in his salary reduction in 1999 and 2000. The shares were issued based on the value of the assets given up for $1,058,000.

There are no formal arrangements among Mr. Duwaik and any other person or entity with respect to any securities of TV Communications Network, Inc. including transfer of any of the securities, finder's fees, joint ventures, loan or option arrangements, puts or calls, guarantees of profits, or the division of profits or loss.

Mr. Duwaik has the following relationships with affiliated persons or entities: Mr. Duwaik owns a majority interest of Multichannel Distribution Company of America, an affiliated company of TVCN. Multichannel Distribution Company of America owns 23,845,892 shares of TVCN Common stock. Mr. Duwaik owns a majority interest of American Technology and Information, which owns 190,000 shares of TVCN Common stock. Mr. Duwaik beneficially owns 950,233 shares by virtue of his voting control by power of attorney. These 950,233 shares are owned directly by Mr. Duwaik's brother, Taher Aldweik. Thus Mr. Duwaik is the beneficial owner of 64,912,382 shares of TVCN's Common stock, comprising 94.8 percent of the shares issued and outstanding.

Mr. Duwaik owns 39,926,257 shares directly. He has sole voting and dispositive power over these shares. By virtue of his controlling stake in Multichannel Distribution of America, Mr. Duwaik has sole voting and dispositive power of its 23,845,892 shares. By virtue of his control of American Technology & Information, Mr. Duwaik has sole voting and dispositive power of its 190,000 shares. By virtue of his beneficial ownership of his brother, Taher Aldweik's shares, Mr. Duwaik has voting power of an additional 950,233 shares.

PART IV


ITEM 13.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8K

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
Exhibits filed with the Registration Statement dated September 28, 1987, file No. 33-16113-D)

10. Material Contracts.

10.1 Memorandum of Understanding dated December 17, 1997 between The National Gas Company of Trinidad and Tobago Limited and Reema International Corp. (incorporated by reference to the Exhibits filed with the Form 10-K-SB Amendment No. 2 for the period ended March 31, 1999. (File No. 33-16113D) (This document was filed January 7, 2000)).

10.2 Acquisition Agreement dated May 18, 1999 between BeWell Net Corporation ("Buyer") and TV Communications Network, Inc./Planet Internet Corporation ("Seller"). (incorporated by reference from the Form 10-KSB Amendment No. 1 for Fiscal Year ended March 31, 1999 filed, on October 12, 1999.
File No. 33-16113D).

10.3.i   April 18, 2000 letter of Agreement among First National Group and Reema Int'l Corp. outlining terms pursuant to which First National will broker transaction procuring financing for GTL plant.

10.3.ii  May 8, 2000 non-binding letter of commitment to provide
$150,000,000 in financing by [***] to Reema International, Corp.

10.3.iii July 13, 2000 amended non-binding commitment raising finding proposal from $150,000,000 to $300,00,000 among [***] and Reema Int'l Corp.

10.3.iv July 28, 2000 non-binding commitment confirmation from [***] to Reema Int'l Corp.

21. Subsidiaries of the Registrant.

Financial Data Schedule

99.	Additional Exhibits
99.1(P) Copy of a report by Houlihan Valuation Advisors titled "Valuation of a 10,000,000 Shares Block of Restricted Common Stock of TV Communications Network, Inc. as of March 25, 1998." (incorporated by reference to the exhibits filed with the Form 10KSB Amendment No. 2 for the period ended March 31, 1999. (File No. 33-16113D) This document was filed on January 7,
2000).

99.2 Correspondance from Bradford J. Lam, Esq. to David T. Mittelman, Esq. in response to the comment letter of September 25, 2000.

[***] Name and address are deleted to preserve confidentiality, based upon the Company's application for confidential treatment pursuant to 17 C.F.R. 240.24b-2. The non-disclosed information has been filed with the office of the Secretary for the U.S. Securities and Exchange Commission as part of the Company's request for Confidential Treatment

                         TV COMMUNICATIONS NETWORK, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements
                                 March 31, 2000

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

Date:  October 24, 2000



/s/ OMAR A. DUWAIK
 Omar A. Duwaik
President, CEO &
Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


/s/ OMAR A. DUWAIK			           /s/ KENNETH D. ROZNOY
Omar A. Duwaik                                 Kenneth D. Roznoy
President, CEO &		  		           Vice President &
Director					                    Director

/s/ JACKIE PORTER
Jackie Porter
Acting Controller


Dated:	 October 24, 2000