Form 10-Q
period 2000-09-30
TV COMMUNICATIONS NETWORK INC
filed 2000-11-14
CIK 819802

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                           UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                           FORM 10-QSB




      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the period ending September 30, 2000

          or

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    Commission file number 0-18612

           I.R.S. Employer Identification Number 84-1062555

                    TV COMMUNICATIONS NETWORK, INC. ("TVCN")

                       (a Colorado Corporation)
                     10020 E. Girard Avenue, #300
                        Denver, Colorado  80231
                      Telephone:  (303) 751-2900
                           Fax:   (303) 751-1081


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]    No  [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 68,469,788 shares of TVCN's Common Stock ($.0005 par value) were outstanding as of September 30, 2000.

         TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES

                             INDEX




                                                          PAGE


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Balance Sheets as of September 30, 2000
          (unaudited) and March 31, 2000. . . . . . . . . . 3

          Consolidated Statements of Operations for the Three
          and Six months ending September 30, 2000 and 1999
          (unaudited) . . . . . . . . . . . . . . . . . . . 4

Consolidated Statements of Cash Flow for the Six months ending September 30, 2000 and 1999 unaudited). . .6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . 8


PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . .  13



SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . 14

















PART I.     FINANCIAL INFORMATION


ITEM 1.     Financial Statements

        TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
                 Consolidated Balance Sheets
                   September 30, 2000



                                 Unaudited            Audited
                            Sept. 30, 2000        Mar. 31,2000
                               _____________        ____________
Current Assets:

     Cash                      $    541,966         $ 1,147,712
     Investments                    935,840           2,188,477
     Accounts Receivable              2,543               6,855
     Inventory                       73,400              88,017
     Notes Receivable                37,550              37,600
     Deferred income taxes          119,585             119,585
     Other Current Assets            89,814              74,597
                                ____________         ___________
     Total Current Assets      $  1,800,698         $ 3,662,843


Property and Equipment-Net     $    627,101         $   715,945
Property and Equipment, net
 Discontinued operations            176,015             207,018

Other Assets:
     License Agreements - Net     1,137,243            1,196,726
     Deferred income taxes        1,874,525            1,436,652
     Loan Origination Fees(Note 3)  512,500
     Other assets                    80,446               80,504
     Reclamation bonds disc.
      operations                     42,182               42,183
                               ____________         ____________
     Total Other Assets        $  4,450,012         $ 2,756,065

Total Assets                   $  6,250,710          $ 7,341,871
                               ============         ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY


                             Unaudited                Audited
                           Sept. 30, 2000          Mar. 31, 2000
                           ______________         ______________
Current Liabilities:
     Account Payable        $   257,278             $  182,879
     Accounts Payable-discont.
      operations                                        97,741
     Accrued Expenses           476,135                465,259
     Current portion of
      Long-Term Debt            164,470                199,174
     Current maturities of Long
      Term Discon.               37,500                 37,500
      Subscribers Deposits        6,305                  5,885
                           ______________         ______________
     Total Current
      Liabilities           $   941,688            $   988,438

Long-term Liabilities:
     Long-term Debt         $ 1,156,211            $ 1,128,789
     Advances from
      Stockholder                58,877                262,620
                            _____________         ______________

Total Long-Term Liabilities $ 1,215,088            $ 1,391,409

Total Liabilities           $ 2,156,776            $ 2,379,847

Stockholders' Equity
     Class A preferred stock, $1 par
      value; none issued or
      outstanding                 -0-                    -0-
     Class B preferred stock, $1 par
      value; 28,813 shares issued and
      outstanding                28,813               28,813
     Class C preferred stock, $1 par
      value; none issued or
       outstanding                -0-                    -0-
     Class D preferred stock, $1 par
      Value; shares outstanding   -0-                    -0-
     Common Stock, $.0005 par value;
     100,000,000 shares authorized;
      68,469,788 outstanding     34,235                 34,235
      Additional Paid in
       Capital                8,518,039              8,518,039
      Accumulated (Deficit)  <4,487,153>            <3,619,063>
                            _____________          _____________
      Total Stockholders'
       Equity               $ 4,093,934            $ 4,962,024
                            _____________          _____________

Total Liabilities and Stockholder's
 Equity                     $ 6,250,710            $ 7,341,871
                            =============          =============

            TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
                 Consolidated Statement of Operations
     Three Months Ending September 30, 2000 and 1999 (Unaudited)


                            Unaudited               Unaudited
                          Three Months Ending  Three Months Ending
                          Sept. 30, 2000          Sept. 30, 1999
                           ________________        ______________

Revenue-Operations           $    41,133                $   61,610
Interest Income              $    23,023                $    2,282
     Total Revenue           $    64,156                $   63,892
                                ============
============
Operating Expenses:
     Salaries and Wages      $   153,826                 $  86,794
     Programming Fees              8,472                     6,964
     Cost of Goods Sold            5,648                     -0-
     Mine Development                                        -0-
     General and
      Administrative             616,825                   263,336
     Depreciation and
      Amortization              111,555                     76,956
     Interest                $   31,572                  $   1,200
                            ___________                ___________

     Total Expenses          $  927,898                  $ 435,250
                            ___________                ___________

Operating Income(loss)      $ <863,742>                 $<371,358>
Estimated Income Tax                                          -0-
                            ___________                ___________

Gain On Sale of Assets                                        -0-
                            ___________                ___________
Income (loss) before          <863,742>                  <371,358>
income tax
Income Tax Expense- Deferred $ <298,926>
                            ___________                ___________
Net (loss) income from
 Continuing                  $ <564,816>
Gain from discontinued
 operation                  $   <9,163>                 $ <17,120>
                            ___________                ___________

Net Loss                      <573,979>                  <354,238>


Weighted Average Common
 Shares Outstanding 50,835,954

Loss Per Share                                               <.01>
                           ===========                ============







        TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
         Condensed Consolidated Statements of Operations
      Six Months Ending Sept. 30, 2000 and 1999 (Unaudited)

                           Six Months Ending     Six Months Ending
                           Sept. 30, 2000           Sept. 30, 1999
                           ______________           ______________

Revenue - Operations           $   420,250             $   226,360
 Interest Income                    59,426                  58,420
     Total Revenue             $   479,676             $   284,780
                            ==============          ==============

Operating Expenses: Profit


     Salaries and Wages        $   242,005              $  194,176
     Programming Fees               12,902                  16,635
     Cost of Goods Sold             32,898                   -0-
     Mine Development                  -0-                     -0-
     General and Administrative  1,160,161                 595,734
     Depreciation and Amortization 216,450                 218,977
     Interest                       68,654                  60,879
                            ______________           _____________
     Total Expenses              1,733,070               1,086,402

Operating Income (Loss)       $ <1,253,394>          $  <801,622>
                            ______________           _____________
Gain on Sale of Assets        $                       $   244,290
                            ______________           _____________

Income Loss Before Income Taxes$ <1,253,394>          $  <557,332>
Income Tax Expense- Deferred       <413,743>
                            ______________           _____________

Net (loss) income from continuing $<839,651>
Loss from discontinued operation    <28,440>               <7,978>
                            ______________           _____________

Net Loss                      $   <868,091>           $  <565,310>


Weighted Average Common Shares
 Outstanding 50,835,954
Net Income Per Weighted
 Common Share$                 $                       $     <.01>
                            ==============           =============

           TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
           Condensed Consolidated Statement of Cash Flows
      Six Months Ending September 30, 2000 and 1999 (Unaudited)

                           Six Months Ending     Six Months Ending
                            Sept. 30, 2000        Sept. 30, 1999
                           ________________      _______________

Cash Flow From Operating
 Activities                $   <868,091>           $   <565,310>
Net Income (loss)
Adjustment to reconcile net
 income (loss) to net cash
 used in operating  activities:
     Depreciation and
      Amortization              216,450                 218,977
Change in certain assets
 and liabilities:
     Gain on Sale of Real
      Estate                                           <244,290>
     Accounts Receivable          4,312                  22,474
     Taxes Payable                                        -0-
     Inventory                   14,617                   -0-
     Prepaid Expenses(Note 3)  <512,500>                  -0-
     Accounts Payable           <23,342>               <166,655>
     Accrued Expenses            10,876                <419,566>
     Subscriber Deposits            420                     <61>
     Deferred Taxes            <437,873>                  -0-
     Other Assets               <15,159>                 <3,000>
                           ______________          _____________

Cash flows used in
 operating Activities     $  <1,610,290>           $  <1,127,917>
                           ______________          _____________

Cash Flows From Investing Activities:
     Net Investing
      Activity            $   1,252,637            $     302,463
     Proceeds From Sale
      of Real Estate                                     578,584
     Property & Equipment
      Purchases                 <96,603>                 346,457
     Investments
     Property & Equipment
     Notes Receivable                52                     <378>
     Other                                               <62,711>
                           ______________          _____________

Cash Flows provided by investing
 activities:              $   1,156,086            $   1,164,415
                           ______________          _____________

Cash Flows From Financing Activities:
     Payments of Stockholder
      Advances            $    <203,743>           $      72,975
     Long-term Debt              <7,282>                <305,057>
     License Agreements          59,483                      <77>
                           ______________          _____________

     Cash flows used in financing
      Activities          $    <151,542            $    <232,159>
                           ______________          _____________
     Net Increase (decrease)
      in Cash                  <605,746                 <195,661>
      Cash - Beginning
       of Year            $   1,147,712            $     462,157
                           ______________          _____________
     Cash - End of Period $     541,966            $     266,496
                           ==============          =============

        TV COMMUNICATIONS NETWORK, INC. ("TVCN") AND SUBSIDIARIES
                   Notes to Financial Statements
                 Sept. 30, 1999 and 2000 (Unaudited)

Note 1 - Summary of Significant Accounting Policies

     The summary of TVCN's significant accounting policies are incorporated by reference from our amended Annual Report on Form
10-KSB/A, for Fiscal Year ending March 31, 2000, filed October 27,
2000.

     The accompanying unaudited consolidated financial statements include the accounts of TVCN, and its wholly-owned subsidiaries.
All material and inter-company accounts and transactions have been eliminated in consolidation.

Note 2 - Interim Unaudited Financial Statements

     Information with respect to September 30, 2000, and September 30, 1999, and the periods then ended in the opinion of management, reflect all adjustments (which include only normal recurring adjustments)necessary for the fair presentation of our operations. The results of operations for the three and six months ending September 30, 2000, and September 30, 1999, are not necessarily indicative of the results of the entire fiscal year.

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

Note 3 - Loan Origination Fees

Reema International Corp., entered into an agreement with a private recommended lender, the identity of which remains confidential pursuant to a request for confidentiality TVCN filed with the U.S. Securities and Exchange Commission's
Office of the Secretary. The agreement provides that the recommended lender has made a non-binding commitment to provide additional funding of $150 million for Reema's
Project in Trinidad, Latin America.

Since the occurrence of these events and transactions during fiscal year 2000, Reema has continued to identify potential recommended lenders for financing the gas-to-liquids plant. Although no loans have closed, Reema has procured non-binding agreements from several potential recommended sources. In order to obtain these non-binding agreements, TVCN has paid a total of $512,500 to potential finders (none of which is an affiliate of TVCN or any of its affiliates) as loan origination or finder fees.


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

     Based upon the foregoing, we believe that this might be an opportune time to sell our Wireless Cable TV stations, licenses and rights and interest in the BTAs. TVCN has approximately 1.1 million households in its markets. No agreements have been signed or negotiated, but discussions continue. It is impossible to predict the outcome of such discussions, or the amount that may be generated, if any, from the possible sale of such assets. But our observation of the market transactions and our discussions lead us to believe that we have the ability to sell these assets.

  Reema International Corp.

     Reema International Corp. (Reema) is a wholly-owned subsidiary of TVCN. It was incorporated in 1993 to explore for and develop business opportunities in the oil and gas industry. Specifically, Reema is in the business of developing projects designed to convert natural gas into transportation fuels. This process is better known as Gas-To-Liquids ("GTL"). For more information, see TVCN's 1999 Annual Report, as amended, on Form 10-KSB/A for the period ended March 31, 2000, as filed on October 27, 2000.

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

Reema International Corp., entered into an agreement with a private recommended lender, the identity of which remains confidential pursuant to a request for confidentiality TVCN filed with the U.S. Securities and Exchange Commission's
Office of the Secretary. The agreement provides that the recommended lender has made a non-binding commitment to provide additional funding of $150 million for Reema's
Project in Trinidad, Latin America.

On May 18, 2000, TVCN announced that the same entity had agreed to provide the first $150 million for Reema's proposed Project in Trinidad. The Project entails the construction and operation of a Gas-To-Liquids ("GTL")
Plant.

The recommended lender is entirely independent of Reema International, TVCN and any affiliate thereof. As of the date of this document, the proposed loan has not closed and there can be no assurance that the proposed loan will in fact close. The proposed loan is for a twenty-year period and carries an interest rate tied to the London Inter Banking Operation Rate. TVCN paid all of the costs and expenses associated with procuring this proposed loan including two separate loan origination fees of $150,000 each.

According to the US Environmental Protection Agency, one of the major causes of pollution in most cities around the world is the content of sulfur, aromatics and other contaminants found in the products generated from crude oil. On August 27, 1998, UPI reported that "California has become the first state to declare that soot emitted in (crude-oil based) diesel exhaust is a cancer threat that requires new
controls."    In 1998, The California Air Resources Board
"voted unanimously to declare 40 chemicals found in (such) diesel exhaust as toxic air pollutants." Early in May, 2000, the Federal National Toxicology Program added diesel exhaust particulates to its list of chemicals that are "reasonably anticipated to be a human carcinogen. Cancerous tumors have been found in rats after exposure to (crude-oil based) diesel exhaust." In contrast, Reema's proposed Gas-to-Liquids plant is expected to produce sulfur-free and aromatics-free products.

The original, non-binding commitment contained the specific arrangements regarding compensation to the proposed lender as follows:

Total Amount of Funding - $150,000,000 USD.

Funding Schedule - Total proceeds of the loan will be placed in a "High Yield Investment" program in a major European Bank. The project will be funded at the rate of $3,750,000 per month for Forty (40) months, by way of irrevocable pay-orders lodged with a designated Disbursing Bank. The recommended lender will provide collateral to the Investment Account Bank.

Interest - Beginning Forty-one (41) months after the first disbursement of funds and thereafter for the Twenty (20) year term, the Borrower will be obligated to pay Interest quarterly at a rate not to exceed one (1) year LIBOR plus
1and 1/2 % adjusted annually. These interest payments will be based on the amount actually disbursed to the Borrower or its assigns, plus unpaid accrued interest, before deduction of the recommended lender's fee.

Disbursement - In accordance with the loan documents, a "Fund Control" to insure progress and payment as agreed, will be required. The Disbursing Bank will act as trustee, responsible for administration, accounting and adherence to the project cost breakdown, verifying all inspection reports and requests for loan disbursements accompanied by supporting invoices and releases. They will also diligently maintain recommended lender priority and compliance in accordance with the "Fund Control" and loan documents.

Repayment of Principal - Principal amount of loan
($150,000,000 USD plus accrued unpaid interest) will be subject to repayment in the following manner:

The Borrower will provide recommended lender with acceptable evidence that all phases of the project complies with any and all Governmental and regulatory agencies necessary and needed to render the project lawful and approved. Upon conversion to permanent financing, the value of the Project will be established by an independent appraisal through a licensed and certified appraiser. At all times, the appraised value of the Project and the Borrower or Borrowing entity must at least equal the amount disbursed. The Loan will be all due and payable at the end of Twenty (20) years or can be paid at any time during the Twenty (20) year period without penalty. (The loan is not assumable nor may it be assigned without prior recommended lender approval. In the event of a sale of any portion of the Project, a pro rata repayment of principal will be due and payable.) After the third (3) year of operations a Sinking Fund must be established, the annual deposits to which must be adequate to liquidate the principal by the end of the Twenty (20) year period. The sinking Fund can be established in a Bank of our choice under the joint administration of the Borrower and the recommended lender.

Collateral - The recommended lender will provide collateral for the opening Forty (40) months or until the Borrower no longer has an active Investment Account. Collateral will be extended as a result of subsequent loan approvals. Fifteen (15) days prior to the scheduled return of collateral to the recommended lender, the Borrower will submit detailed Financial Statements (less than 30 days old), P&L Statements, General Ledger and Owned Inventory Schedule (w/ opinion letter) to the recommended lender for recommended lender approval as substitution of collateral. Typically the collateral will consist of a first lien position on the land and associated property of the Project, and possibly a lien on other assets of the Borrower and/or its affiliated companies, depending on the financial strength of the Company at that time. The recommended lender's fees for the completion of the funding will be 2% of the amount funded to the Borrower, payable as the Borrower receives funds; i.e., as the Borrower is funded over a period of 40 months, the recommended lender will receive a total of 2% of the initial $3,750,000 USD and 2% of each $3,750,000 increment funded thereafter. In addition, 1% will be payable to the loan broker, and deducted from each increment as it
is funded.   In the event that the Company does not find it
necessary to draw down the entire loan of $150,000,000 USD, the 2% fee on the amount not taken down will be due and payable along with the first interest payment.

On or about July 13, 2000, in response to Reema's request to increase the loan amount from $150,000,000 to $300,000,000, the recommended lender amended the May 2000, agreement. Per the amendment, the loan amount was increased from $150,000,000 to $300,000,000 and the retainer amount was increased from $150,000 to $300,000. On behalf of Reema, TVCN paid the second portion of the $300,000 retainer fee.

On July 31, 2000, Reema received confirmation of amendment from the recommended lender that the "Funding Proposal" dated May 8, 2000, was amended to reflect the Company's request.

On or about June 5, 2000, Reema signed an agreement with Parsons Energy and Chemical Group, Inc. to commence the engineering, design, procurement and construction for the proposed gas to liquids plant in Trinidad. The agreement required Reema to pay Parsons a minimum of $394,000 of which $314,254 has been paid by TVCN. The final payment of approximately $80,000 is not due under the contract until Reema receives Parson's report. This report has nto been received as of September 30, 2000. No future agreements or renewals have been entered as of September 30, 2000.

Ancillary to the Parsons contract, Reema entered into an agreement with AIR Products for engineering services. This contract obligates Reema International to pay AIR $210,000. On behalf of Reema, TVCN paid AIR $84,000 during fiscal year 2000. As of September 30, 2000, this contract was paid for in accordance with its terms. Reema has not entered into any additional contracts or renewals with AIR Products as of September 30, 2000.

Since the occurrence of these events and transactions and during fiscal year 2000, Reema has continued to identify potential recommended lenders for financing the gas to liquids plant. Although no loans have closed, Reema has procured non-binding agreements from several potential recommended lenders. In order to obtain these non-binding agreements, TVCN has paid a total of $512,500 to potential finders (none of which is an affiliate of TVCN or any of its affiliates) as loan origination or finder fees.

During calendar year 2000, to date, Reema has incurred expenses associated with the gas to liquids project including legal expenses of $104,638, travel expenses of $68,434 and administration expenses including labor and consulting fees of $631,934. TVCN has paid these expenses on behalf of Reema in addition to the previously mentioned fees and costs.


  Internet Business Opportunities

     On February 16, 1996 TVCN incorporated its wholly-owned subsidiary, Planet Internet Corp. as an Internet Service
Provider. Planet Internet provided internet service to subscribers. By March 31, 1999, Planet had 836 subscribers, and was running a negative cash flow of about $40,000 per month. On May 18, 1999, TVCN signed an agreement to sell certain assets with the purchaser "BeWell Net Corp." of Parker, CO assuming certain Liabilities of Planet Internet Corp. The net sale price was $1,508,640 payable in common stock of BeWell Net.
Accordingly, we received 301,728 shares of the common stock of BeWell Net valued at $137,170 which reflects the carrying value of the net assets of Planet Internet while deferring any gain until realized in the future. The 301,728 shares of BeWell Net represents 3.85% of the total issued and outstanding shares of BeWell Net's common stock. BeWell Net is a private company and has no public trading market for its stock. TVCN continued to assume certain debt responsibilities of Planet in the amount of $53,515. The sale was completed in August, 1999, and accounted for as an investment in BeWell Net stock.

Revenues

	The net operating loss for the quarter ended September 30, 2000 was $868,091 as compared to $565,310 for the same period ending September 30, 1999. The loss is increased to $302,781 due mainly for Reema's consultants and additional engineering for the Trinidad Project.

 	The total revenues for the three and six months period ending September 30, 2000 were $64,156 and $479,676 respectively, as compared to 63,892 and 284,780 for the same periods ending
September 30, 1999.

  Operating Expenses

Total operating expenses for the three and six months period ending September 30, 2000, are $927,898 and $1,733,070 respectively as compared to $435,250 and $1,086,402 during the same periods ending September 30, 1999. The increase in expenses of $492,648 is summarized as follows:

     Increase in Salaries and Wages                 $    67,032
     Increase in Programming Fees                         1,508
     Increase in Cost of Goods Sold                       5,648
     Increase in General & Administrative Expense       353,489
     Decrease in Depreciation and Amortization           34,599
     Increase in Interest Expense                        30,372
                                                   ______________
     Net increase in total expenses                   $ 492,648

     The increase in salaries and wages is a result of TVCN's new employee, filling the position of general counsel. The increase in programming fees is due to the rate increase in programming in both operating systems. The increase in Cost of Goods Sold is due primarily to JBA Wholesalers which has increased its purchasing of automobile parts in order to increase inventory. The increase in General and Administrative Expense is due mainly for Reema's Consultants and additional engineering for the Trinidad Project.

The decrease in Depreciation and Amortization is a result of equipment depreciation adjustments due to the purchase of the Salina BTA. The increase in Interest Expense is due to the purchase of the Salina BTA. TVCN incurred a $51,487.51 indebtedness to the U.S. Treasury as a result of the acquisition of this license. As of September 30, 2000, TVCN owed $48,513.31 to the U.S. Treasury.

  Liquidity and Capital Resources

     TVCN initially financed its growth through private loans and private financing. We will finance our future growth primarily from the sale of assets and possibly through further private financing, of which there can be no assurance of success.

     To date, we have not engaged in any debt financing, with the exception of the BTA's funding through the FCC, and the purchase of the internet equipment which was assigned and transferred to BeWell Net as part of the sale of Planet Internet. The lease underlying such equipment has also be transferred to and assumed by BeWell.

     The sales of the Denver, Colorado (in 1993) Washington, D.C. (in 1993) and Detroit, Michigan (in 1994) systems for approximately $17.5 million with a resulting gain of $15.5 million, the sale of the Rome, Georgia station in 1997, for $2.0 million, and the sale of other assets have been adequately covering TVCN's costs and expenses along with allowing TVCN develop other wireless cable TV markets in the United States and explore other business opportunities domestically and internationally.

     Currently, TVCN has $1,156,211 in long term debt which is primarily for the purchase the Basic Trade Area rights purchased during the FCC BTA Auction, and for equipment purchases.

     TVCN's current assets and liabilities are $1,800,698 and $941,688, respectively. TVCN's cash position is such that management anticipates no difficulty in its ability to meet its current obligations. TVCN currently has investments of $69,182 in government securities.

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

  Advance from Stockholders

     The president of TVCN advanced loans to the Company in its early years. As of September 30, 2000, the outstanding balance remaining due and owing to him on account of these loans totaled
$58,877.

Mr. Duwaik bought 81,200 shares from the open market in May, June, July and August, 2000. The cost of these transactions was paid by TVCN and totaled $138,700.00. The Company paid this amount to reduce the balance of the funds owed to him. These transactions are reported by Mr. Duwaik to the Securities and Exchange Commission on Forms 4 at the conclusion of each month in which the trades were executed.

   Income Taxes

	Management believes that it has available tax planning strategies to enable it to take advantage of its Net Operating Loss carry-forwards. (see: TVCN's March 31, 2000, Amended Form 10-KSB, filed October 27, 2000, at Item 6. Management's Discussion and Analysis at "Business Development Stratgies.") If TVCN is able to sell its wireless cable stations and licenses and its rights and interests in its Basic Trading Areas, then TVCN could apply its Net Operating Loss carry-forwards against income realized from such sales. Management has held discussions and negotiations with a variety of companies interested in these assets. However, no agreements or contracts have been received from any potential purchaser and none have been drafted on behalf of TVCN. As a result, there can be no assurance that we will succeed in selling any of our wireless cable assets. TVCN can only benefit from these deferred tax assets by applying them to offset income. All of the Net operating Loss carry-forwards will have expired in 2014.

 PART II.     OTHER INFORMATION

   ITEM 1.      Legal Proceedings

      In connection with its past investment in mining operations, TVCN filed a law suit against Ray Naylor, et al. The case is still pending. Other than said case, and except as noted under the heading Frederick Case Settlement, as detailed in TVCN's 2000 Form 10-KSB, as amended, for the period ended March 31, 2000 TVCN knows of no material litigation pending, threatened or contemplated, or unsatisfied judgment against it, or any proceedings in which TVCN is a party. TVCN knows of no material legal actions pending or threatened or judgments entered against any officers or directors of TVCN in their capacity as such in connection with any matter involving TVCN or the business.

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

3.1.3 Copy of Amendment No. 2 to the certificate of Incorporation
(incorporated by reference to the 10 KSB for the period ended
March 31, 1995. File No. 0-18612)

3.2	Copy of By Laws of the corporation (incorporated by
reference to the Exhibits filed with the Registration Statement dated September 28, 1987, file No. 33-16113-D)

10. Material Contracts.

10.1 Memorandum of Understanding dated December 17, 1997 between The National Gas Company of Trinidad and Tobago Limited and Reema International Corp. (incorporated by reference to the Exhibits filed with the Form 10-K-SB Amendment No. 2 for the period ended March 31, 1999. (File No. 0-18612)(This document was filed January 7, 2000)).

10.2 Acquisition Agreement dated May 18, 1999 between BeWell Net Corporation ("Buyer") and TV Communications Network, Inc./Planet Internet Corporation ("Seller"). (incorporated by reference from the Form 10-KSB Amendment No. 1 for Fiscal Year ended March 31, 1999 filed, on October 12, 1999. File No. 0-18612).

10.3.i   April 18, 2000 letter of Agreement among First National
Group and Reema Int'l Corp. outlining terms pursuant to which First National will broker transaction procuring financing for GTL plant. (incorporated by reference to the Form 10-KSB Amendment No. 1 for Fiscal Year ended March 31, 2000 filed, on October 26, 2000. File No. 0-18612).


10.3.ii  May 8, 2000 non-binding letter of commitment to provide
$150,000,000 in financing by [***] to Reema International, Corp.

10.3.iii July 13, 2000 amended non-binding commitment raising finding proposal from $150,000,000 to $300,00,000 among [***] and Reema Int'l Corp.

10.3.iv July 28, 2000 non-binding commitment confirmation from [***]to Reema Int'l Corp.

21. Subsidiaries of the Registrant. (incorporated by reference from the Form 10-KSB Amendment No. 1 for Fiscal Year ended March
31, 1999 filed, on October 12, 1999. File No. 0-18612).

99.	Additional Exhibits
99.1(P) Copy of a report by Houlihan Valuation Advisors titled "Valuation of a 10,000,000 Shares Block of Restricted Common Stock of TV Communications Network, Inc. as of March 25, 1998." (incorporated by reference to the exhibits filed with the Form 10KSB Amendment No. 2 for the period ended March 31, 1999. (File No. 0-18612) This document was filed on January 7, 2000).

[***] Name and address are deleted to preserve confidentiality, based upon the Company's October 27, 2000, Application for Confidential Treatment pursuant to 17 C.F.R. 240.24b-2. The non-disclosed information has been filed with the Office of the Secretary for the U.S. Securities and Exchange Commission as part of the Company's request for Confidential Treatment.

Reports filed on Forms 8-K (previously filed with the Commission and incorporated by this reference).

Form 8-K filed September 1, 2000, (Item 5).


                       SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              TV COMMUNICATIONS NETWORK, INC. ("TVCN")



/s/OMAR A. DUWAIK
Omar A. Duwaik, President,
CEO & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/S/OMAR A. DUWAIK                  /S/KENNETH D. ROZNOY
Omar A. Duwaik, President,         Kenneth D. Roznoy,
CEO & Director                     Vice President & Director

/S/ JACKIE PORTER
Jackie Porter
Controller

Date:  November 14, 2000