Form 10QSB/A
period 2000-09-30
TV COMMUNICATIONS NETWORK INC
filed 2001-01-22
CIK 819802

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                           UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                           FORM 10-QSB / Amendment No. 1




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
                               ============         ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY




                           Sept. 30, 2000          Mar. 31, 2000
                           ______________         ______________

Current Liabilities:
     Account Payable        $   257,278             $  182,879
     Accounts Payable-discont.
      operations                                        97,741
     Accrued Expenses           476,135                465,259
     Current portion of
      Long-Term Debt            164,470                199,174
     Current maturities of Long
      Term Discon.               37,500                 37,500
      Subscribers Deposits        6,305                  5,885
                           ______________         ______________
     Total Current
      Liabilities           $   941,688            $   988,438

Long-term Liabilities:
     Long-term Debt         $ 1,156,211            $ 1,128,789
     Advances from
      Stockholder                58,877                262,620
                            _____________         ______________

Total Long-Term Liabilities $ 1,215,088            $ 1,391,409

Total Liabilities           $ 2,156,776            $ 2,379,847

Stockholders' Equity
     Class A preferred stock, $1 par
      value; none issued or
      outstanding                 -0-                    -0-
     Class B preferred stock, $1 par
      value; 28,813 shares issued and
      outstanding                28,813               28,813
     Class C preferred stock, $1 par
      value; none issued or
       outstanding                -0-                    -0-
     Class D preferred stock, $1 par
      Value; shares outstanding   -0-                    -0-
     Common Stock, $.0005 par value;
     100,000,000 shares authorized;
      68,469,788 outstanding     34,235                 34,235
      Additional Paid in
       Capital                8,518,039              8,518,039
      Accumulated (Deficit)  (4,487,153)            (3,619,063)
                            _____________          _____________
      Total Stockholders'
       Equity               $ 4,093,934            $ 4,962,024
                            _____________          _____________

Total Liabilities and Stockholder's
 Equity                     $ 6,250,710            $ 7,341,871
                            =============          =============

            TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
                 Consolidated Statement of Operations
     Three Months Ending September 30, 2000 and 1999 (Unaudited)




                          Three Months Ending  Three Months Ending
                          Sept. 30, 2000          Sept. 30, 1999
                           ________________        ______________

Revenue-Operations           $    41,133                $   61,610
Interest Income              $    23,023                $    2,282
     Total Revenue           $    64,156                $   63,892
                                ============
============
Operating Expenses:
     Salaries and Wages      $   153,826                 $  86,794
     Programming Fees              8,472                     6,964
     Cost of Goods Sold            5,648                     -0-
     Mine Development                                        -0-
     General and
      Administrative             616,825                   263,336
     Depreciation and
      Amortization              111,555                     76,956
     Interest                $   31,572                  $   1,200
                            ___________                ___________

     Total Expenses          $  927,898                  $ 435,250
                            ___________                ___________

Operating Income(loss)      $ (863,742)                 $(371,358)
Estimated Income Tax                                          -0-
                            ___________                ___________

Gain On Sale of Assets                                        -0-
                            ___________                ___________
Income (loss) before          (863,742)                  (371,358)
income tax
Income Tax Expense- Deferred $ (298,926)
                            ___________                ___________
Net (loss) income from
 Continuing                  $ (564,816)
Gain from discontinued
 operation                  $   (9,163)                 $ (17,120)
                            ___________                ___________

Net Loss                      (573,979)                  (354,238)


Weighted Average Common
 Shares Outstanding 50,835,954

Loss Per Share                                               (.01)
                           ===========                ============

        TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
         Condensed Consolidated Statements of Operations
      Six Months Ending Sept. 30, 2000 and 1999 (Unaudited)


                           Six Months Ending     Six Months Ending
                           Sept. 30, 2000           Sept. 30, 1999
                           ______________           ______________

Revenue - Operations           $   420,250             $   226,360
 Interest Income                    59,426                  58,420
     Total Revenue             $   479,676             $   284,780
                            ==============          ==============

Operating Expenses: Profit


     Salaries and Wages        $   242,005              $  194,176
     Programming Fees               12,902                  16,635
     Cost of Goods Sold             32,898                   -0-
     Mine Development                  -0-                     -0-
     General and Administrative  1,160,161                 595,734
     Depreciation and Amortization 216,450                 218,977
     Interest                       68,654                  60,879
                            ______________           _____________
     Total Expenses              1,733,070               1,086,402

Operating Income (Loss)       $ (1,253,394)          $  (801,622)
                            ______________           _____________
Gain on Sale of Assets        $                       $   244,290
                            ______________           _____________

Income Loss Before Income Taxes$ (1,253,394)          $  (557,332)
Income Tax Expense- Deferred       (413,743)
                            ______________           _____________

Net (loss) income from continuing $(839,651)
Loss from discontinued operation    (28,440)               (7,978)
                            ______________           _____________

Net Loss                      $   (868,091)           $  (565,310)


Weighted Average Common Shares
 Outstanding 50,835,954
Net Income Per Weighted
 Common Share$                 $                       $     (.01)
                            ==============           =============

           TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
           Condensed Consolidated Statement of Cash Flows
      Six Months Ending September 30, 2000 and 1999 (Unaudited)

                           Six Months Ending     Six Months Ending
                            Sept. 30, 2000        Sept. 30, 1999
                           ________________      _______________

Cash Flow From Operating
 Activities                $   (868,091)           $   (565,310)
Net Income (loss)
Adjustment to reconcile net
 income (loss) to net cash
 used in operating  activities:
     Depreciation and
      Amortization              216,450                 218,977
Change in certain assets
 and liabilities:
     Gain on Sale of Real
      Estate                                           (244,290)
     Accounts Receivable          4,312                  22,474
     Taxes Payable                                        -0-
     Inventory                   14,617                   -0-
     Prepaid Expenses(Note 3)  (512,500)                  -0-
     Accounts Payable           (23,342)               (166,655)
     Accrued Expenses            10,876                (419,566)
     Subscriber Deposits            420                     (61)
     Deferred Taxes            (437,873)                  -0-
     Other Assets               (15,159)                 (3,000)
                           ______________          _____________

Cash flows used in
 operating Activities     $  (1,610,290)           $  (1,127,917)
                           ______________          _____________

Cash Flows From Investing Activities:
     Net Investing
      Activity            $   1,252,637            $     302,463
     Proceeds From Sale
      of Real Estate                                     578,584
     Property & Equipment
      Purchases                 (96,603)                 346,457
     Investments
     Property & Equipment
     Notes Receivable                52                     (378)
     Other                                               (62,711)
                           ______________          _____________

Cash Flows provided by investing
 activities:              $   1,156,086            $   1,164,415
                           ______________          _____________

Cash Flows From Financing Activities:
     Payments of Stockholder
      Advances            $    (203,743)           $      72,975
     Long-term Debt              (7,282)                (305,057)
     License Agreements          59,483                      (77)
                           ______________          _____________

     Cash flows used in financing
      Activities          $    (151,542            $    (232,159)
                           ______________          _____________
     Net Increase (decrease)
      in Cash                  (605,746                 (195,661)
      Cash - Beginning
       of Year            $   1,147,712            $     462,157
                           ______________          _____________
     Cash - End of Period $     541,966            $     266,496
                           ==============          =============
                               7



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

                                8

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

GTL Plant

A typical Gas-To-Liquids conversion plant consists of three major units. The first section is a gasification or gas reforming unit for converting natural gas into syngas (a mixture of hydrogen and carbon monoxide). The second step is the Fisher-Tropsche process unit in which the syngas from the first step is converted into "soupy" waxy hydrocarbon products. The last unit is for hydrocracking/hydroisomerization of the wax into the desired product mix such as diesel, jet fuel, naphtha, etc. The front end (gasification) and the back end (hydrocracking) units of the plant are relatively standard commercial units that are commercially available today and have been in use for about 40 years. The Fisher-Tropsche process itself is not new. It was used by the Germans as early as the 1920's who first converted coal into syngas, which was then fed into the Fisher-Tropsche process for conversion into transportation fuels. South Africa used the Fisher-Tropsche process in the 1950's. However, because of the inefficiency of the early processes, the old Gas-To-Liquids technology was not commercially viable. In 1992, Sasol of South Africa began to experiment on a 2,500 bpd Gas-To-
Liquids plant. The initial focus was on the production of the high-value wax. It is believed that Sasol is now working on the production of transportation fuels, but no information is currently available on such work.

                             9


It wasn't until 1993 that Shell built the first commercial Gas-To-Liquids plant in Malaysia. However, the Shell plant reportedly focused on the production of high-value products such as solvents, detergents, lubricants and wax, instead of transportation fuels. The capital cost of the Shell plant reportedly was in excess of $850 Million, and the production capacity was 12,500 barrels per day. In 1997, a fire destroyed part of the plant and it is not known to us if the plant is currently in operation. The giant oil company Exxon announced recently that it has completed the construction of a pilot Gas-To-Liquids plant for the production of 250 barrels per day of transportation fuels.

Memorandum of Understanding

After years of negotiations, in December of 1997, our subsidiary, Reema, and the government of Trinidad and Tobago signed a Memorandum of Understanding ("MOU") for the construction and operation of a Gas-To-Liquids plant in Trinidad. The proposed Gas-To-Liquids conversion plant will employ Reema's proprietary technological information. Reema's plant in Trinidad will use natural gas from Trinidad. On June 11, 1999, The National Gas Company of Trinidad and Tobago Limited (a government agency) and Reema International Corporation signed a "Term Sheet For Supply of Natural Gas Agreement."

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

                             10

Reema estimates that a substantial time period will elapse while building the plant and before it is capable of producing commercial output in a sustainable and reliable fashion. Progress during this time period can be measured by evaluating the project in three distinct and overlapping phases.

The Start Up phase is estimated at six months. During this Phase during which the engineering design specification, the capital cost of the Plant, along with all related matters and parameters which have been provided by Reema, will be refined and defined. The various manufacturers, licensors, subcontractors and others will be identified and evaluated. The procedures for the project Execution Plan will be developed and issued in this Phase.

The second phase is the Design and Documentation phase in which all procedures, scheduling, planning and specifications will be further defined and documented. This includes materials management, labor requirements, logistics, instrumentation, architectural drawings and layouts, among other items, and all engineering design activities that are necessary to completely define the Project scope and make it ready for the next phase. The second phase may also last about six months and may overlap other phases.

The third and last phase is the Engineering, Procurement and Construction ("EPC"). The EPC Execution Plan will be reviewed, finalized and implemented during this phase. By the end of this phase, the Plant construction will be completed, and the Plant will become operational. The completion of this phase may take 28 to 36 months, or longer, depending on many factors that will be determined in due course.

Reema will incur costs during these phases related to the work then in progress. However, this work will commence, and these costs will be incurred, only if Reema is successful in obtaining financing from an independent third party or parties. Until the time that sufficient funding is secured and work commences, TVCN will continue to fund Reema's operations and its efforts to obtain financing. We believe that TVCN has sufficient cash and assets to continue to make such funding available for at least an additional twelve months.

In order to secure the $300 million financing, Reema has approached many potential lenders, potential joint venture participants and potential project partners. As of December 31, 2000, no single financing approach has resulted in Reema obtaining any of the funding necessary to commence the Project. If financing is not secured, Reema stands to loose the gas supply that it is provisionally promised by the National Gas Company of Trinidad and Tobago Limited pursuant to the "Term Sheet For Supply of Natural Gas Agreement."

Morgan Weinstein & Co., Inc.'s Proposed Loan.

On May 10, 2000, Reema signed a Funding Proposal Agreement with a private commercial funding source, Morgan, Weinstein & Co., Ltd., to provide Reema with a proposed loan of $150 million for the construction of the first gas plant project in Trinidad. The lender is entirely independent of Reema International, TVCN or any affiliate thereof. As of the date of this document, the proposed loan has not closed and there can be no assurance that the proposed loan will in fact close. The proposed loan is for a twenty year period and carries an interest rate tied to the London Inter Banking Operation Rate. TVCN paid all of the costs and expenses associated with procuring this proposed loan including a loan origination fee of $150,000 paid in fiscal year 1999.

As a result of Morgan Weinstein's lack of progress in processing and funding the proposed loan, and as of December 31, 2000, Reema no longer considers this to be a viable funding alternative. As a result Reema has turned its attention to other funding alternatives and prospects.

The specific arrangements regarding compensation are as follows:

Total Amount of Funding - $150,000,000 USD.

Funding Schedule - Total proceeds of the loan will be placed in a "High Yield Investment" program in a major European Bank. The project will be funded at the rate of $3,750,000 per month for Forty (40) months, by way of irrevocable pay-orders lodged with the Disbursing Bank. Morgan, Weinstein & Co., Ltd. will provide collateral to the Investment Account Bank.

Morgan Weinstein has insisted that it control the loan proceeds. Reema does not know the exact reason for this and the written agreements to date do not provide any reasoning for it, but Reema speculates that it is because Morgan Weinstein seeks to receive monetary remuneration from the interest and dividends that are earned by the funds prior to their release to pay for the
Project's costs and expenses.   Morgan Weinstein's terms require
that the loan proceeds be deposited into a High Yield Investment program in major European Bank and that the proceeds and earnings of the loan remain under its control. Reema has not attempted to negotiate more favorable terms than this, and these terms would most likely be acceptable to Reema if they constituted the only conditions precedent to obtaining the funding. However, the presence of these conditions subject the project to certain foreseeable risks, including: (i) that the major European Bank will fail or make it otherwise impossible for Reema to receive financing allocations in order to pay for the various costs and expenses that it will incur during the completion of the various phases discussed above; (ii) that Morgan Weinstein's management of the financing could interfere in a variety of ways with Reema's ability to make payment to third parties to whom Project Related payments are due. This could include, for example, Morgan Weinstein's lack of cooperation, mismanagement or dishonesty. Further, Morgan Weinstein may elect to invest the funds in investment vehicles that are unstable resulting in the loss of the funds allocated for the Project. Such events would subject the
Project to delays, loss or cancellation.    Reema believes that
safer, more stable and secure investment vehicles are a better choice for placing the funds prior to their release to pay for the Project. However, as of this date, no negotiations have been undertaken to make such amendments to the provisional agreements.

An attendant risk of the maintenance of the high yield investment account is that the owners of such an account could be construed to be operating an "investment company" and hence subject to the Investment Company Act of 1940. If an opinion of counsel so found or such a finding were imposed upon Morgan Weinstein and Reema, a registration statement would be required to be filed with various state and federal agencies and the fund would be subject to extensive regulation, all of which would constitute an unnecessary expense for Reema and the Project. Nevertheless, there are exemptions from the definition of an "investment company" contained within the Investment Company Act of 1940, that may apply to the owners of the high yield investment account.

Interest - Beginning Forty-one (41) months after the first disbursement of funds and thereafter for the Twenty (20) year term, the Borrower will be obligated to pay Interest quarterly at a rate not to exceed one (1) year LIBOR plus 1 and 1/2 % adjusted annually. These interest payments will be based on the amount actually disbursed to the Borrower or its assigns, plus unpaid accrued interest, before deduction of the Morgan, Weinstein & Co., Ltd. fee.

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

Repayment of Principal - Principal amount of loan ($150,000,000 USD plus accrued unpaid interest) will be subject to repayment in the following manner: The Borrower will provide lender with acceptable evidence that all phases of the project complies with any and all Governmental and regulatory agencies necessary and needed to render the project lawful and approved. Upon conversion to permanent financing, the value of the Project will be established by an independent appraisal through a licensed and certified appraiser. At all times, the appraised value of the Project and the Borrower or Borrowing entity must at least equal the amount disbursed. The Loan will be all due and payable at the end of Twenty (20) years or can be paid at any time during the Twenty (20) year period without penalty. (the loan is not assumable nor may it be assigned without prior lender approval.
In the event of a sale of any portion of the Project, a pro rata repayment of principal will be due and payable.) After the third
(3) year of operations a Sinking Fund must be established, the annual deposits to which must be adequate to liquidate the principal by the end of the Twenty (20) year period. The Sinking Fund can be established in a Bank of your choice under the joint administration of the Borrower and Morgan, Weinstein & Co., Ltd.

Collateral - Morgan, Weinstein & Co., Ltd. will provide collateral for the opening Forty (40) months or until the Borrower no longer has an active Investment Account. Collateral will be extended as a result of subsequent loan approvals. Fifteen (15) days prior to the scheduled return of collateral to Morgan, Weinstein & Co., Ltd., the Borrower will submit detailed Financial Statements ((30
Days), P&L Statements, General Ledger and Owned Inventory Schedule (w/ opinion letter) to Morgan, Weinstein & Co., Ltd. for lender approval as substitution of collateral. Typically the collateral will consist of a first lien position on the land and associated property of the Project, and possibly a lien on other assets of the Borrower and/or its affiliated companies, depending on the financial strength of the Company at that time Our fees for the completion of the funding will be 2% of the amount funded to the Borrower, payable as you receive funds; i.e., as you are funded over a period of 40 months Morgan, Weinstein & Co., Ltd. will receive a total of 2% of the initial $3,750,000 USD and 2% of each $3,750,000 increment funded thereafter. In addition, 1% will be payable to your broker Morgan, Weinstein & Co., Ltd., and deducted from each increment as it is funded. In the event you do not find it necessary to draw down the entire loan of $150,000,000USD, our 2% fee on the amount not taken down will be due and payable along with your first interest payment.

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

Other Lending Sources.

During fiscal year 2000, Reema has continued to identify potential lenders for financing the gas to liquids plant. Although no loans have closed, Reema has procured non-binding agreements. TVCN has paid a total of $512,500 to potential finders (none of which is an affiliate of TVCN or any of its affiliates) as loan origination or finder fees.

Other Developments regarding the G-T-L Plant.

On or about June 5, 2000, Reema signed an agreement with Parsons Energy and Chemical Group, Inc. To commence the engineering, design, procurement and construction for the proposed gas to liquids plant in Trinidad. The agreement required Reema to pay Parsons a minimum of $394,000, of which $314,000 was paid by TVCN in fiscal year 2000. Upon the engineering design completion, the desired manufacturers, vendors, suppliers and sub-contractors necessary for the procurement and construction of the Plant will be selected through a bidding process. The engineering design, procurement and construction of the Plant is expected to be completed in about three years. The complete contract including Exhibit A thereto entitled "Initial Engineering Phase, Scope of Services," is appended as Exhibit 10.4 hereto.

During calendar year 2000, through October 31, 2000, Reema incurred expenses associated with the gas to liquids project including legal expenses of $93,978, travel expenses of $36,566 and administration expenses including labor and consulting fees of $438,115. TVCN has paid these expenses on behalf of Reema.

We continued our discussions and negotiations with various financial institutions, manufacturers, vendors and suppliers.
But, no agreement has been signed with any of said entities, and none is expected until after the engineering design is completed and the procurement process is commenced. There is no assurance that agreements can be negotiated and executed with any of said entities, and if executed, they will be favorable to the Company. Based on our management experience and that of Parsons, and on the early discussions and negotiations with various entities, we are confident that the $300 million financing will be obtained in due course. However, no assurance can be given that we will obtain all necessary financing. Further, even if the entire $300 million financing is obtained, no assurance can be given that the proposed Plant can or will be designed and constructed successfully.

                                     12


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


  Internet Business Opportunities

     On February 16, 1996 TVCN incorporated its wholly-owned subsidiary, Planet Internet Corp. as an Internet Service
Provider. Planet Internet provided internet service to subscribers. By March 31, 1999, Planet had 836 subscribers, and was running a negative cash flow of about $40,000 per month. On May 18, 1999, TVCN signed an agreement to sell certain assets with the purchaser "BeWell Net Corp." of Parker, CO assuming certain Liabilities of Planet Internet Corp. The net sale price was $1,508,640 payable in common stock of BeWell Net.
Accordingly, we received 301,728 shares of the common stock of BeWell Net valued at $137,170 which reflects the carrying value of the net assets of Planet Internet while deferring any gain until realized in the future. TVCN recognized no gain on the sale of Planet Internet Corp. The 301,728 shares of BeWell Net represents 3.85% of the total issued and outstanding shares of BeWell Net's common stock. BeWell Net is a private company and has no public trading market for its stock. TVCN continued to assume certain debt responsibilities of Planet in the amount of $53,515. The sale was completed in August, 1999, and accounted for as an investment in BeWell Net stock.

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


10.3.ii  May 8, 2000 non-binding letter of commitment to provide
$150,000,000 in financing by Morgan Weinstein & Co., Ltd. to Reema International, Corp.

10.3.iii July 13, 2000 amended non-binding commitment raising finding proposal from $150,000,000 to $300,00,000 among Morgan
Weinstein & Co., Ltd. and Reema Int'l Corp.

10.3.iv July 28, 2000 non-binding commitment confirmation from Morgan Weinstein & Co., Ltd. to Reema Int'l Corp.

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



OMAR A. DUWAIK
Omar A. Duwaik, President,
CEO & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

OMAR A. DUWAIK                  KENNETH D. ROZNOY
Omar A. Duwaik, President,         Kenneth D. Roznoy,
CEO & Director                     Vice President & Director

JACKIE PORTER
Jackie Porter
Controller

Date:  January 11, 2001
                                       13