Form 10KSB/A
period 2000-03-31
TV COMMUNICATIONS NETWORK INC
filed 2001-01-29
CIK 819802

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                           UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                         Amendment No. 2 To

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

Forward Looking Statements

Certain statements of management of TVCN included in this Form 10 KSB Amendment No. 1 and elsewhere contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor created thereby. These statements include the plans and objectives of management for future operations, Gas-To-Liquids ("GTL") Technology based on TVCN's Gas-To-Liquids process, anticipated capital and operating costs of Gas-To-Liquids plants, signing a definitive agreement, obtaining required financing for such plants, the continued development of our Gas-To-Liquids process and the projected economic use of it. In addition, these statements include but are not limited to such words as "intent", "believe", "estimate","choice", "projection", "potential", "expect", "should", "might", "could" andother similar expressions. The forward looking statements included herein and elsewhere are based on current expectations that involve judgments which are difficult or impossible to predict accurately and many of which are beyond our control. Actual results may differ substantially from these statements. In particular the assumptions assume the collectability of the note receivable from the sale of cable operations, the ability to sign a definitive agreement, obtain required financing, construct and successfully operate commercial Gas-To-Liquids plants, and produce a salable product from the proposed Gas-To-Liquids plant, and the ability to successfully develop the BTAs and markets, satisfactory resolution of legal matters, and economic, competitive and market conditions for our business. Although we believe that the assumptions are accurate, there can be no assurance that the forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in the forward looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans can or will ever be achieved.


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

Mobile, Alabama. TVCN's 4-TV channel station in Mobile, Alabama was leased to Mobile Wireless TV, Inc. ("Mobile Wireless") pursuant to a lease agreement dated May 9, 1994. The lease was for an initial period of five years at the greater of $2,000.00 per month, 0.50 per month per subscriber or 2.0% of the gross monthly revenues of the station. Mobile Wireless was hoping to lease many additional TV channels from other licensees in order to offer a reasonable alternative to conventional cable TV in Mobile. However, Mobile Wireless was able to lease or buy only seven more channels in addition to our four channels. With only 11 TV channels, Mobile Wireless was unable to mount a viable commercial wireless cable TV system that could compete adequately against cable TV systems. The revenues of the station remained limited, and only the minimum monthly transmission fees were received by us during the last five years. The lease expired in May, 1999. Mobile Wireless expressed its interest to renew the lease for five more years under the same terms and conditions. We declined to enter into a long term lease because of our desire to sell our rights and interest in the station. However,we agreed to lease the station on a month-to-month basis at the rate of$1,200.00 per month. We are considering the sale of the assets in the Mobile market.

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

The acquisition cost of the two Wireless Cable stations in Detroit and Washington, D.C. was initially recorded on TVCN's books at the purchase price \of $6,264,000. However, in our 10-KSB of March 31, 1994 the recorded purchase price of the two stations was adjusted to $1,552,000 instead of the original $6,264,000. Subsequently, the two stations were sold for a total of$13.5 million payable in cash and notes that carried an annual interest of 8.0% as follows:

The Wireless Cable station in Washingtoon, D.C., was sold in 1993 to Eastern Cable Network Corp. for $2,500,000 payable as follows: (1) a non-refundable deposit of $50,000; (2) payment upon closing of $550,000; (3) payment of $600,000 six months after Closing; and (4) balance of $1.3 million dollars under a promissory note at eight percent (8%) interest payable in sixteen (16) equal quarterly installments, commencing November 22, 1994, secured by a lien upon the entire System.

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

Advances in communications' technology and changes in the marketplace are constantly occurring. Thus, it is not possible to predict the effect that ongoing or future developments might have on the Wireless cable communications industry. The ability of our systems to compete with present, emerging and mature distribution media will depend to a great extent on obtaining attractive programming. The continued availability of sufficient quality programming may in turn be affected by the developments in regulation or copyright law. In addition to management and experience factors, which are material to our competitive position, other competitive factors include authorized broadcast power, number of leased channels, access to programming and the strength of local competition. TVCN competes with a great number of other firms in all phases of its operations, many of which have substantially greater resources than we do.

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

Two actions taken by the FCC as a result of The Act are particularly important to our ongoing business in the wireless cable industry. First, the FCC has proposed a rule that would preempt the local zoning regulation of Wireless Cable antennas, thus allowing the placement of antennas in areas in which they once had been prohibited. The rule would establish a rebuttal presumption that state or local regulations are unreasonable if they affect the installation, maintenance or use of our antennas. The FCC has also streamlined its Educational application process by delegating processing authority to the FCC staff. As many Wireless Cable systems rely on leasing excess Educational channel capacity, the new procedures should benefit the wireless cable industry by making more such licenses available.
                                10

On March 14, 1997 over 100 industry participants submitted a proposal to the FCC for a petition for rulemaking. The petition suggests some sweeping changes, such as: 1) allowing an operator to cellularize transmissions within its market; 2) allowing neighboring operators to police their own borders to prevent unwanted interference, with the FCC being called in only if such cooperation fails; 3) allowing an operator the right to turn a channel or parts of a channel around for two-way communications; 4) allowing an operator to put all required educational programming on any channel within a system instead of on a certain channel licensed to the educator; and 5) allow if an operator sets up some twenty transmission points within its market, that the sum of the output power of all twenty transmitters does not exceed the authorized power of the original license.

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

GTL Plant

A typical Gas-To-Liquids conversion plant consists of three major units. The first section is a gasification or gas reforming unit for converting natural gas into syngas (a mixture of hydrogen and carbon monoxide). The second step is the Fisher-Tropsche process unit in which the syngas from the first step is converted into "soupy" waxy hydrocarbon products. The last unit is for hydrocracking/hydroisomerization of the wax into the desired product mix such as diesel, jet fuel, naphtha, etc. The front end (gasification) and the back end (hydrocracking) units of the plant are, relatively standard commercial units that are commercially available today and have been in use for about 40 years. The Fisher-Tropsche process itself is not new. It was used by the Germans as early as the 1920's who first converted coal into syngas, which was then fed into the Fisher-Tropsche process for conversion into transportation fuels. South Africa used the Fisher-Tropsche process in the 1950's. However, because of the inefficiency, of the early processes, the old Gas-To-Liquids technology was not commercially viable. In 1992, Sasol of South Africa began to experiment on a 2,500 bpd Gas-To-Liquids plant. The initial focus was on the production of the high-value wax. It is believed that Sasol is now working on the production of transportation fuels, but no information is currently available on such work.



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

The specific arrangements regarding compensation are as follows:

Total Amount of Funding - $150,000,000 USD.

Funding Schedule - Total proceeds of the loan will be placed in a "High Yield Investment" program in a major European Bank. The project will be funded at the rate of $3,750,000 per month for Forty (40) months, by way of irrevocable pay-orders lodged with the Disbursing Bank. Morgan, Weinstein & Co., Ltd. will provide collateral to the Investment Account Bank. Morgan Weinstein has insisted that it control the loan proceeds. Reema does not know the exact reason for this and the written agreements to date do not provide any reasoning for it, but Reema speculates that it is because Morgan Weinstein seeks to receive monetary remuneration from the interest and dividends that are earned by the funds prior to their release to pay for the Project's costs and expenses. Morgan Weinstein's terms require that the loan proceeds be deposited into a High Yield Investment program in major European Bank and that the proceeds and earnings of the loan remain under its control. Reema has not attempted to negotiate more favorable terms than this, and these terms would most likely be acceptable to Reema if they constituted the only conditions precedent to obtaining the funding. However, the presence of these conditions subject the project to certain foreseeable risks, including: (i) that the major European Bank will fail or make it otherwise impossible for Reema to receive financing allocations in order to pay for the various costs and expenses that it will incur during the completion of the various phases discussed above; (ii) that Morgan Weinstein's management of the financing could interfere in a variety of ways with Reema's ability to make payment to third parties to whom Project Related payments are due. This could include, for example, Morgan Weinstein's lack of cooperation, mismanagement or dishonesty. Further, Morgan Weinstein may elect to invest the funds in investment vehicles that are unstable resulting in the loss of the funds allocated for the Project. Such events would subject the Project to delays,
loss or cancellation.    Reema believes that safer, more stable and secure
investment vehicles are a better choice for placing the funds prior to their release to pay for the Project. However, as of this date, no negotiations have been undertaken to make such amendments to the provisional agreements.
An attendant risk of the maintenance of the high yield investment account is that the owners of such an account could be construed to be operating an "investment company" and hence subject to the Investment Company Act of 1940. If an opinion of counsel so found or such a finding were imposed upon Morgan Weinstein and Reema, a registration statement would be required to be filed with various state and federal agencies and the fund would be subject to extensive regulation, all of which would constitute an unnecessary expense for Reema and the Project. Nevertheless, there are exemptions from the definition of an "investment company" contained within the Investment Company Act of 1940,that may apply to the owners of the high yield investment account.

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

Disbursement - In accordance with the loan documents, a "Fund Control" to insure progress and payment as agreed, will be required. The Disbursing, Bank will act as trustee, responsible for administration, accounting and adherence to the project cost breakdown, verifying all inspection reports and requests for loan disbursements accompanied by supporting invoices and releases. They will also diligently maintain lender priority and compliance in accordance with the "Fund Control" and loan documents.

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

Collateral - Morgan, Weinstein & Co., Ltd. will provide collateral for the opening Forty (40) months or until the Borrower no longer has an active Investment Account. Collateral will be extended as a result of subsequent loan approvals. Fifteen (15) days prior to the scheduled return of collateral to Morgan, Weinstein & Co., Ltd., the Borrower will submit detailed Financial

Statements (less than 30 Days), P&L Statements, General Ledger and Owned Inventory Schedule (w/ opinion letter) to Morgan, Weinstein & Co., Ltd. for lender approval as substitution of collateral. Typically the collateral will consist of a first lien position on the land and associated property of the Project, and possibly a lien on other assets of the Borrower and/or its affiliated companies, depending on the financial strength of the Company at that time Our fees for the completion of the funding will be 2% of the amount funded to the Borrower, payable as you receive funds; i.e., as you are funded over a period of 40 months Morgan, Weinstein & Co., Ltd. will receive a total of 2% of the initial $3,750,000 USD and 2% of each $3,750,000 increment funded thereafter. In addition, 1% will be payable to your broker Morgan, Weinstein & Co., Ltd., and deducted from each increment as it is funded. In the event you do not find it necessary to draw down the entire loan of $150,000,000USD, our 2% fee on the amount not taken down will be due and payable along with your first interest payment.

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


                                     11


Gas-To-Liquids Competition

While the Gas-To-Liquids technology is at its infancy, the competition in this new emerging technology and industry is expected to be intense. We do not expect the competition to adversely affect the implementation of the first Gas-To-Liquids project in Trinidad but, this possibility exists. In our attempt to negotiate similar agreements with other gas producing countries around the world, we will be competing against giant companies such as Exxon, Shell and others which have vastly greater resources and capabilities. Even with what we hope will be the success of constructing the first Gas-To-
Liquids plant in Trinidad, we will be facing extremely tough competition for constructing additional plants. There is no assurance that the Company will be able to succeed in constructing any Gas-To-Liquids plant.

Premium Quality of Gas-To-Liquids Produced Products

A frequently reported cause of air pollution in some regions is the presence of sulfur and other impurities in crude oil-derived products. Additionally, aromatics are the major cause of engine wear and tear. Governments are constantly limiting the contents of sulfur and other impurities in crude oil-based products in order to curb the rising levels of pollution. The recent announcement in California regarding the danger of diesel produced from crude oil underscores the significance of the Gas-To-Liquids process. On August 27, 1998, United Press International reported that "California has become the first state to declare that soot emitted in diesel exhaust is a cancer threat that requires new controls. On August 28, 1998, the Denver Rocky Mountain News reported eleven members of the California Air Resources Board "voted unanimously to declare 40 chemicals found in (crude oil-derived) diesel exhaust as toxic air pollutants." Further, the Associate Press reported on May 17, 2000, that the Federal National Toxicology Program said: "cancerous tumors have been found in rats after exposure to diesel exhausts", produced from crude oil, and that such diesel exhausts "are reasonably anticipated to be a human carcinogen. " The same report said that the White House intended to propose a new regulation that would require refineries to reduce sulfur content in crude-oil produced diesel by 97% in seven years. In contrast, we are unaware of any matterial negative environmental aspects of the gas to liquids process. Diesel and jet fuel processed and produced by the Gas-To-Liquids process will have zero sulfur, zero aromatics, higher cetane, and a higher smoke point. The quality of the finished products of Reema's process is expected to be so premium that it can be used as a blend, with the products derived from crude oil in order to improve their quality and meet an ever-increasing stringent pollution standard requirements. Reema is a wholly-owned subsidiary of TVCN.

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

Mining Business

TVCN invested in two mines, but neither was ever brought into commercial operation. After considerable development losses, we have decided not to make any further mining investment, and to discontinue the mining operations. We have no current commercially viable mining operations, and the mining activities are considered "discontinued operation." The following is a summary of these operations:
                                12


Mining and Energy International Corp./Liberty Hill Mine -

On September 2, 1997 TVCN's wholly-owned subsidiary, Mining and Energy International Corp. ("MEICO") entered into two agreements with "Big Trees Trust" and "Naylor 1996 Charitable Remainder Trust under date of December 30, 1996," of Applegate, California (collectively, "Big Trees Trust") concerning the Liberty Hill Mine in Nevada County, California. Under the firstagreement we agreed to lease ten unpatented mining claims, consisting of about 200 acres of the Liberty Hill Mine, for thirty years. Under the secondagreement, we also acquired an option to lease 109 other unpatented mining claims, consisting of approximately 1,750 acres of the Liberty Hill Mine, for a nominal option price. Big Trees Trust is controlled by Ray Naylor, who for many years was an officer of TVCN's Century 21 mining subsidiary.

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

Development of the Liberty Hill Project began in the winter of 1996. MEICO contracted with Ray Naylor to be the operator of the mine and to develop the project. Beginning in the summer of 1996, Ray Naylor assured us that the mine was on the verge of production. However, for one reason or another, including inclement weather, inadequate water purification equipment, unanticipated clay content of the ore, etc., Mr. Naylor never actually brought the mine into operation. Therefore, in the fall of 1997 we began to suspect that Mr. Naylor was unable or unwilling to bring the mine into production. On March 5, 1998 TVCN and MEICO sued, inter alia, Big Trees Trust and Ray Naylor in a dispute over the lease and operation of the LibertyHill Mine. In our complaint we allege that we were fraudulently induced to enter into the mining lease and that Ray Naylor breached his contract to operate the mine on our behalf in a good and miner-like fashion. MEICO and TVCN claim damages in excess of $3.5 million. While no answer has been filed in the case, Mr. Naylor has informed us that he believes we are in default under the lease and has served a notice of termination of the lease on us. On May 20, 1998 the Court entered an order on the parties' stipulated motion submitting the matter to binding arbitration. The parties have agreed to the appointment of Mr. Murray Richtel of the Judicial Arbiter Group, Inc. as the arbitrator in this matter, and an arbitration hearing had been set for September 10, 1998. However, before the arbitration hearing the parties met on September 1, 1998 and entered into a preliminary agreement to settle the dispute by selling the mine at auction and splitting the proceeds. However, Mr. Naylor subsequently attempted to disavow this settlement agreement. We have placed Mr. Naylor on notice that we intend to file a second court action to enforce the settlement agreement if he does not follow through with his obligations thereunder. Subsequently, the Company filed a second, court action. The court entered a default against the Naylor entities. The Company has moved for a default judgment. The motion is pending. At this preliminary stage it is not possible to predict with any certainty the probable outcome of this matter. However, TVCN intends to prosecute its claims vigorously.

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

Internet Business Opportunities

On February 16, 1996 TVCN incorporated its wholly-owned subsidiary, Planet Internet Corp. as an Internet Service Provider (ISP). Planet Internet provided internet service to subscribers. By March 31, 1999, Planet had 836 subscribers, and was running a negative cash flow of about $40,000 per month. On May 18, 1999, TVCN signed an agreement to sell Planet to BeWell Net Corp., another ISP. The Company negotiated the sale at $1,508,640 payable in common stock of BeWell Net at the rate of $5.00 per share. Accordingly, we received 301,728 shares of the no par value common stock of BeWell Net. As part of the sale, TVCN has allocated 80,000 shares for distribution to various employees as performance bonuses. None of the officers or directors of TVCN received any of the stock other than Kenneth Roznoy who was allocated a bonus of 5,000 shares of said stock. The transfer of the shares to employees has not been completed as of March 31, 2000. BeWell Net is a private company and has no public trading market for its stock. The foregoing $5.00 stock price was based on BeWell Net's representations that it was involved in an arms-length transaction with a third party at a price of $5.00/share. However, subsequently, said transaction was not completed, and the document submitted by BeWell Net to the Company indicated a value of only $2.00/share of BeWell Net's stock. Accordingly, the Company valued the sale of its subsidiary, Plant Internet, at 301,728 x $2.00 or $603,256. In connection with the sale, the Company transferred to BeWell Net property and equipment that had a book value of $345,592. BeWell assumed a capital lease of $208,422. The difference between the property and equipment value and the capital lease is $137,170. Accordingly, the Company recorded the sale at $137,170 with a deferred gain of $466,286 until it can be realized. As a result, no gain on the sale was recognized.

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


ITEM 3.             LEGAL PROCEEDINGS

(1) Mining and Energy International Corporation ("MEICO") and TV Communications Network, Inc. ("TVCN") v. Big Trees Trust et al., Case No. 98 WM 537 in the United States District Court for the District of Colorado. On March 5,
    1998 TVCN and its wholly-owned subsidiary MEICO sued, inter alia,
(2) Big Trees Trust
and Ray Naylor in a dispute over the lease and operation of the Liberty Hill Mine in Nevada County, California. In its complaint MEICO alleges that it was fraudulently induced to enter into the mining lease and that Ray Naylor has breached his contract to operate the mine on MEICO's behalf in a good and miner-like fashion. MEICO and TVCN claim damages in excess of $3.5 million. While no answer has been filed in the case, Mr. Naylor has informed MEICO that he believes it is in default under the lease and has served a notice of termination of the lease on TVCN. On May 20, 1998 the Court entered an order on the parties' stipulated motion submitting the matter to binding arbitration. The parties have agreed to the appointment of Mr. Murray Richtel of the Judicial Arbiter Group, Inc. as the arbitrator in this matter, and an arbitration hearing had been set for September 10, 1998.The arbitration proceeding was in its initial stages, and no discovery had been conducted. However, before the arbitration hearing the parties met on September 1, 1998 and entered into a preliminary agreement to settle the dispute by selling the mine at auction and splitting the proceeds. However, Mr. Naylor subsequently attempted to disavow this settlement agreement. TVCN has placed Mr. Naylor on notice that it intends to file a second court action to enforce the settlement agreement if he does not follow through with his obligations thereunder. At this preliminary stageit is not possible to predict with any certainty the probable outcome of this matter. However, TVCN intends to prosecute its claims
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

Settlement of Class Action

On April 2, 1994, two TVCN shareholders filed a class action suit against us in the United States District Court for the District of Colorado under Case No. 94-D-837. Merton Frederick, as Trustee of the M&M Frederick, Inc. Profit Sharing Plan, f/k/a M&M Frederick, Inc. Defined Benefit Pension Plan; and F.S. Workman; on Behalf of Themselves and All Others Similarly Situated, were the Plaintiffs, and the Defendants were TV Communications Network, Inc.; TVCN Of Michigan, Inc.; TVCN Of Washington, D.C., Inc.; International Integrated Systems; TVCN International, Inc.; International Exports, Inc.; Omar Duwaik; Jacob A. Duwaik; Kenneth D. Roznoy; Scott L. Jenson; and
Scott L. Jenson, P.C. We emphatically denied the plaintiffs' allegations in this action and vigorously defended the case. The Plaintiffs made several settlement offers, the first of which was made only two weeks after filing their allegations. But, all offers were rejected by the Company. However, because of the continued drain on our resources caused by nearly four years of protracted and expensive litigation, on October 31, 1997 we agreed to settle. Pursuant to the terms of the settlement agreement, TVCN agreed to pay the plaintiffs the sum of $1.5 million in full settlement of all their claims of any nature whatsoever, and in exchange the participating shareholders agreed to relinquish their stock of TVCN back to the Company
 . On March 3, 1998 the Court approved the settlement and dismissed the class action with prejudice. Of the $1.5 million paid pursuant to the settlement agreement, $705,268.82 was paid as fees and expense to the plaintiff's class counsel. The remaining funds were ordered distributed to the members of the class that had filed valid proofs of claim. In addition, pursuant to the settlement agreement, those class members who had purchased TVCN stock during the class period and who still retained the stock at the time of the settlement, were required to relinquish those shares back to the Company in order to participate in the settlement. Pursuant to this provision, the Company received 359,960 shares of stock from class members participating in the settlement. TVCN then canceled the shares of common stock returned as a result of the settlement.


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

Based upon the foregoing, we believe that this might be an opportune time to sell the Company's Wireless Cable stations, licenses and rights and interest in its Basic Trading Areas. The Company has approximately 1.1 million households in its markets. We held preliminary discussions with Sprint, MCI and others about the possibility of selling our Wireless Cable assets. No
agreements have been signed or negotiated, but discussions continue.   It is
impossible to predict as to the outcome of such discussions, or the amount that may be generated, if any, from the possible sale of such assets. But our observations of the market transactions and our discussions lead us to believe that we have the ability to sell these assets. Accordingly, management believes that it has available these tax planning strategies to take advantage of its Net Operating Loss carry-forwards. There is no assurance that we will succeed in selling any of our wireless cable assets. As mentioned earlier, we intend to focus our future activities on the gas project. The proposed Gas-To-Liquids plant in Trinidad is expected to cost about $300 million. We are discussing with various financial institutions obtaining the necessary financing for the plant. We are also discussing with different entities the possibility of entering into a partnership agreement for the purpose of financing and implementing the proposed plant, but no agreement was signed by March 31, 2000. However, on May 10, 2000, the Company signed an agreement with a private lender to provide a loan of $150 million for the gas project.
  On June 5, 2000, the
Company signed an agreement with Parsons to commence the engineering, design, procurement and construction of the proposed Plant. The Company is currently negotiating and discussing with various entities the possibility of obtaining the remaining $150 million needed for the gas Project. Although we are confident of our ability to obtain said remaining financing, there is no assurance that we will succeed in obtaining the necessary financing or entering into any partnership agreement with any entity. With the reduction in expenditures, and the streamlining of operations, the proceeds from the sale of the residential land, the Detroit warehouse and office building and the note receivable, which has already been paid off, should be sufficient to fund our activities and meet current obligations.

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


Capitalization

Our capitalization as of March 31, 2000 is as set forth in the following table and as more detailed in the attached audited financial statement:





                                            Stockholders  Equity
(Deficit)
_______________________________________________________________________
_________
____________________________
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

Omar Duwaik has been the President, CEO and Director of TVCN since its inception in 1987. Mr. Duwaik has been involved in the telecommunications, aerospace and electronic industries for the past 21 years. In 1980, Mr. Duwaik joined MDA, Inc. in Denver as its president. In 1983, MDA submitted 413 MMDS applications to the FCC, of which 71 were granted to MDA, with no competition, and through a lottery process, the FCC granted about forty more conditional licenses. For MDA, Mr. Duwaik constructed the first MMDS stationin San Luis Obispo, California. Under his direction, three more MMDS stations were constructed in Kansas and Alabama. Mr. Duwaik received a BS Degree in Electrical Engineering, a BS Degree in Computer Science and an MS Degree in Electrical Engineering Communications from Oregon State University in 1971.
  Mr. Duwaik owns 39,797,557 shares of TVCN common stock, and also owns the majority of MDA, an affiliated company, which also owns 23, 845,892 shares of TVCN common stock and 950,233 shares beneficially by virtue of his voting control by power of attorney of 950,233 shares which are owned by his brother Tahar Aldweik. Mr. Duwaik also owns a majority of American Technology and Information, which owns 190,000 shares of TVCN common stock. Mr. Duwaik is employed on a full-time basis and is compensated at an annual salary of $108,000 of which $54,079 are paid in cash. (See Item 11. "Security
Ownership", on page 29.) On March 3, 1994, a settlement agreement imposing a permanent civil injunction against violating certain provisions of the federal securities laws and a civil fine against Mr. Duwaik was jointly submitted to a U.S. federal district court by the Securities and Exchange Commission. As part of this settlement agreement, which the Court accepted,
 Mr. Duwaik neither admitted nor denied any of the allegations of the SEC's complaint against him.

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

Bradford J. Lam, General Counsel. As an attorney, Mr. Lam has been providing legal advice on SEC-related matters for the Company since 1993. On August 9, 2000, Mr. Lam will be joining the Company on a full-time basis. At Dworkin, Chambers & Williams, P.C. from 1995 to June 2000, he specialized in securities regulation, corporate finance, and mergers and acquisitions, where he was involved in preparations of registration statements, periodic reports, stock purchase and acquisition agreements and other related functions. At different law firms from 1989 to 1995, he was involved in securities fraud and complex commercial litigation. From 1987 to 1989, he was an attorney with the U.S. Securities & Exchange Commission at the Philadelphia Regional Office, where he was involved in Federal securities law enforcement, including conducting major securities fraud investigations. Prior to joining the SEC, he was with the California Department of Corporations in State securities law enforcement.
Mr. Lam received his Juris Doctorate Degree in May, 1985 from California Western School of Law and his BA in Economics from Lafayette College, PA in 1980.

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

PART IV


ITEM 13.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8K.


-            Exhibits
3.1.1 Copy of Certificate of Incorporation of the corporation (incorporated by reference to the Exhibits filed with the Registration Statement dated September 28, 1987, File No. 33-16113-D).

3.1.2 Copy of Amendment No. 1 to the Certificate of Incorporation
(incorporated by reference to the 10 KSB for the period ended March 31, 1989, File No. 33-
16113-D.)

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

10.3.ii May 8, 2000 non-binding letter of commitment to provide $150,000,000 in financing by Morgan, Weinstein & Co., Ltd. to Reema International, Corp.

10.3.iii July 13, 2000 amended non-binding commitment raising finding proposal from $150,000,000 to $300,00,000 among Morgan, Weinstein & Co., Ltd. and Reema Int'l Corp.

10.3.iv July 28, 2000 non-binding commitment confirmation from Morgan, Weinstein & Co., Ltd. to Reema Int'l Corp.

10.4 May 31, 2000, Engineering Services Agreement between Parsons Energy & Chemicals Group, Inc. and Reema International Corp.

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

99.2 Correspondance from Bradford J. Lam, Esq. to David T. Mittelman, Esq. in response to the comment letter of December 18, 2000.



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




                                      /S/Ehrhardt Keefe Steiner &
Hottman PC
                                      Ehrhardt Keefe Steiner & Hottman
PC
May 26, 2000
Denver, Colorado





                        TV CCOMMUNICATIONS NETWORK, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheet
                                 March 31, 2000


                                     Assets

Current assets
    Cash and cash equivalents                                     $
1,147,712
    Investments
2,188,477
    Accounts receivable
6,855
    Inventory
88,017
    Notes receivable
37,600
    Deferred income taxes (Note 8)
119,585
    Other current assets
74,597
                                                                   ----
------
              Total current assets
3,662,843

Property and equipment - net (Note 3)
715,945
Property and equipment, net - discontinued
  operations (Note 3)
207,018

Other assets
    License agreements - net of accumulated
     amortization of $1,243,745 (Note 5)
1,196,726
       Deferred income taxes (Note 8)
1,436,652
        Other assets
80,504
        Reclamation bonds - discontinued
          operations (Note 11)
42,183
                                                                   ----
------
                  Total other assets
2,756,065
                                                                   ----
------
    Total assets
$7,341,871

==========

                      Liabilities and Stockholders' Equity
    Current liabilities
        Accounts payable
$182,879
        Accounts payable - discontinued operations
97,741
        Accrued expenses (Note 4)
465,259
        Current maturities of long-term debt (Note 5)
199,174
        Current maturities of long-term debt -
          discontinued operations (Notes 5 and 14)
37,500
        Subscriber deposits
5,885
                                                                  -----
------
                  Total current liabilities
988,438

   Long-term liabilities
        Long-term debt (Note 5)
1,128,789
        Advances from stockholder (Note 5)
262,620
                                                                  -----
------
                  Total liabilities
2,379,847
                                                                  -----
------
    Commitments and contingencies (Notes 5, 6 and 7)

    Stockholders' equity (Note 7)
    Class A preferred stock, $1 par value;
      no shares outstanding
-
    Class B preferred stock, $1 par value;
      28,813 shares issued and outstanding
28,813
    Class C preferred stock, $1 par value;
      no shares outstanding
-
    Class D preferred stock, $1 par value;
      no shares outstanding
-
    Common stock, $.0005 par value;
      100,000,000 shares authorized,
      68,469,788 shares issued and outstanding
34,235
    Additional paid-in capital
8,518,039
    Accumulated deficit
(3,619,063)
                                                                  -----
------
              Total stockholders' equity
4,962,024
                                                                  -----
------
Total liabilities and stockholders' equity                        $
7,341,871

===========






                         TV COMMUNICATIONS NETWORK, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations


                                                      For the Years
Ended
                                                           March 31,
                                                -----------------------
-------
                                                    2000
1999
Revenues
     Lease income (Note 6)                      $   259,549         $
367,129
     Interest income                                209,286
275,405
     Other revenue                                   15,089
1,554
                                                -----------         ---
--------
              Total revenue                         483,924
644,088
                                                -----------         ---
--------
Operating expenses
     General and administrative                   1,361,271
1,812,651
     Litigation settlement expense (Note 6)               -
117,052
     Depreciation and amortization                  501,057
652,059
     Interest expense                               243,566
260,187
                                                ------------         --
---------
              Total expenses                      2,105,894
2,841,949
                                                ------------         --
---------
Operating loss                                   (1,621,970)
(2,197,861)
Lawsuit settlement                                        -
300,000
Gain on sale of cable operations (Note 9)         2,343,500
1,020,388
Gain on sale of assets (Note 10)                    765,367
-
                                                -----------         ---
--------
Income (loss) before income taxes                 1,486,897
(877,473)
Income tax expense (benefit) (Note 8)
     Current                                              -
-
     Deferred                                       506,197
(298,342)
                                                -----------         ---
--------

Net income (loss) from continuing operations        980,700
(579,131)

Discontinued operations (Note 14)
     Loss from discontinued operations
       net of income tax benefit of
       $52,362 and $255,888 for 2000
       and 1999, respectively                     (101,643)
(496,717)
     Loss on disposal of Page TVCN, Inc.
       net of income tax benefit of
       $12,761 for 2000                            (24,771)
-
                                                ----------          ---
--------
                                                  (126,414)
(496,717)
                                                ----------          ---
--------
Net income (loss)                               $  854,286
$(1,075,848)
                                                ==========
===========

 Income (loss) per weighted average share
   of common stock
     Basic from continuing operations           $      .02          $
(.02)
     Basic from discontinued operations                  -
(.01)
                                                ----------          ---
--------
         Total basic                            $      .02          $
(.03)
                                                ==========
===========
     Diluted from continuing operations         $      .02          $
(.02)
     Diluted from discontinued operations                -
(.01)
                                                ----------          ---
--------

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
41,119,281
                                                ==========
===========


                 See notes to consolidated financial statements.
                                      F - 3





                                                                  TV
COMMUNICATIONS NETWORK, INC.

AND
SUBSIDIARIES
                                                       solidated
Statement of
Changes in Stockholders' Equity
                                                          For the Years
Ended
March 31, 2000 and 1999


                                     Preferred Stock
Common Stock
Additional
                                 -----------------------     ----------
---------
-----      Paid-In      Accumulated
                                   Shares        Amount        Shares
Amount        Capital       (Deficit)        Total
                                 ----------   ----------     ----------
-   -----
-----    -----------    -----------    -----------
Balances at March 30, 1998          28,813   $   28,813      40,395,343
$
20,197    $ 7,281,889    $(3,397,501)   $ 3,933,398

 Net loss for the year ended
  March 31, 1999                          -            -
-
-               -     (1,075,848)    (1,075,848)
 Acquisition of business                  -            -
1,500,000
750         74,250              -         75,000

 Acquisition of business                  -            -
8,507,460
4,254         (4,253)             -              1

 Stock repurchase adjustment
   (Note 6)                                            -
433,151
217        116,835              -        117,052
                                 ----------   ----------     ----------
-   -----
-----    -----------    -----------    -----------

 Balance at March 31, 1999           28,813       28,813
50,835,954
25,418      7,468,721     (4,473,349)     3,049,603

 Net income for the year ended
   March 31, 2000                         -            -
-
-              -        854,286        854,286

 Stock issued to Company's
   President for settlement
   of services provided                   -            -
17,633,334
8,817      1,049,183              -      1,058,000

 Stock repurchase adjustment
   (Note 6)                               -            -
500
-            135              -            135
                                 ----------   ----------     ----------
-   -----
-----    -----------    -----------    -----------
 Balance at March 31, 2000           28,813   $   28,813
68,469,788   $
34,235    $ 8,518,039    $(3,619,063)   $ 4,962,024
                                 ==========   ==========
===========
==========    ===========    ===========    ===========



                               See notes to consolidated financial
statements.

F - 4




                         TV COMMUNICATIONS NETWORK, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


                                                       For the Years
Ended
                                                            March 31,
                                                   --------------------
------
                                                       2000
1999
                                                    -----------   -----
------
Cash flows from operating activities
   Net income (loss)                                $   854,286
$(1,075,848)
                                                    -----------   -----
------
   Adjustments to reconcile net income
    (loss) to net cash used in operating
    activities -
     Adjustment to repurchase of common stock               135
117,052
     Gain on sale of cable operations                (2,343,500)
(1,020,388)
     Gain on the sale of assets                        (765,367)
-
     Depreciation and amortization                      568,864
850,720
     Deferred income taxes                              441,074
(554,227)
     Change in certain assets and liabilities -
       Accounts receivable                               21,995
10,648
       Prepaid expenses and other current assets         63,375
15,284
       Other assets                                      29,127
34,006
       Accounts payable                                (213,079)
170,834
       Accrued expenses                                 (19,602)
62,611
       Income taxes payable                                   -
(21,850)
       Subscriber deposits                              (18,494)
(251)
                                                    -----------   -----
------
                                                     (2,235,472)
(335,561)
                                                    -----------   -----
------
          Net cash flows used in operating
           activities                                (1,381,186)
(1,411,409)
                                                    -----------   -----
------

   Cash flows from investing activities
     Cash paid for business acquisitions net of
      cash acquired                                           -
(47,426)
     Issuance of notes receivable                        (1,800)
736,513
     Proceeds from sale of Wireless Cable license     2,343,500
362,396
     Net investing activity                          (2,024,107)
60,459
     Property and equipment purchases                   (60,857)
(102,365)
     Proceeds from sale of property and equipment     2,427,383
-
     Purchase of broadcasting licenses                        -
(7,260)
                                                    -----------   -----
------
          Net cash flows provided by investing
           activities                                 2,684,119
1,002,317
                                                    -----------   -----
------

   Cash flows from financing activities
     Proceeds from stockholder advances                 188,289
151,379
     Payments on stockholder advances                  (176,003)
(69,132)
     Payments on long-term debt and capital leases     (629,664)
(63,360)
                                                     ----------   -----
------
          Net cash flows (used in) provided by
           financing activities                        (617,378)
18,887
                                                     ----------   -----
------

   Net increase (decrease) in cash and
    cash equivalents                                    685,555
(390,205)

   Cash and cash equivalents - beginning of year        462,157
852,362
                                                     ----------   -----
------

   Cash and cash equivalents - end of year          $ 1,147,712   $
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

Principles of Consolidation

The Company's consolidated financial statements include the accounts of TV Communications Network, Inc. (TVCN), its wholly-owned subsidiaries International Integrated Systems, TVCN International, Inc., International Exports, Inc., Mining and Energy International Corp., REEMA International (Note 10), PlanetInternet Corp. (Note 16), JBA Wholesalers, Inc., MDA of Georgia, Inc.; MDA of Illinois, Inc., and its majority-owned stock position in Century 21 Mining, Inc. and Page TVCN, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

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

                                      F - 7







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

                                      F - 8





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

                                      F - 9






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

                                     F - 10






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

                                     F - 11






                         TV COMMUNICATIONS NETWORK, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 3 - Property and Equipment

The following summarizes property and equipment:
                                                    Continuing
Discontinued
                                                    Operations
Operations
                                                    -----------   -----
-------
         Land                                       $   177,195   $
-
         Office building and improvements               125,000
-
         Office furniture and equipment                 357,616
7,436
         Mining equipment                                     -
425,963
         Gas to liquids testing equipment                77,309
-
         Transmission equipment                         882,619
-
         Transportation equipment                       137,850
-
                                                    -----------   -----
-------
                                                      1,757,589
433,399
         Less accumulated depreciation               (1,041,644)
(226,381)
                                                    -----------   -----
-------

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


                                     F - 12






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

Note payable with monthly payments of $5,000.
Collateralized by the equipment with a net book
value of approximately $34,970.
37,500

Note payable in  connection  with the purchase
of a building and related  land, maturing March
2006. Interest at 9% with monthly principal and
interest payments of $1,500. Collateralized by
land and building.
83,215
                                                                  -----
------

1,365,463
Less current maturities:
         Continuing
(199,174)
         Discontinued
(37,500)
                                                                  -----
------
Long-term debt                                                    $
1,128,789

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


                                     F - 13






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

                                     F - 14





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

                                     F - 15





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


                                     F - 16





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

The following is a reconciliation of income taxes at the Federal Statutory rate with income taxes recorded by the Company.
                                                           Years Ended
                                                             March 31,
                                                    -------------------
-------
                                                        2000
1999
                                                    -------------------
-------

     Computed income taxes at statutory rate        $   441,074   $
(554,227)
                                                    -----------   -----
-------
                                                    $   441,074   $
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

                                     F - 17





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

                                     F - 18





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


                                     F - 19









Note 13 - Business Segments (continued)

Dis-

Dis-
continued
                                                 WCTV
continued   Internet     Dis-
                                     WCTV       Station      Natural
Mining     Access   continued
                       Salvage     License   Construction   Gas Fuel
and
Service     Pager      Corporate
                        Yard       Leases     Contracts    Conversion
Exploration   Provider    Rental     and Other  Consolidated
                      ---------  ----------  ------------  ----------
---------
--   --------  ---------   ----------  ------------
 March 31, 2000
Lease income          $ 63,617     $134,631  $          -  $        -
$
-  $  43,272  $  44,638   $   61,300  $    347,458
Interest income              -            -             -           -
-          -          -      209,286       209,286
Other income                 -       15,090             -           -
-          -          -            -        15,090
                      --------   ----------  ------------  ----------
---------
--  ---------  ---------   ----------  ------------
 Total revenue          63,617      149,721             -           -
-     43,272     44,638      270,586       571,834

Operating loss        $(99,486)  $  (89,779) $       (185) $ (335,283)
$
(40,559) $ (94,646) $ (18,790) $(1,097,247) $ (1,775,975)

Identifiable assets   $367,375   $  601,532  $     15,935  $   63,851
$
250,297  $   2,390  $       -  $ 4,484,254  $  5,785,634

Depreciation and
  amortization        $  7,010   $    3,580  $          -  $   26,023
$
62,003  $       -  $   5,804  $   464,444  $    568,864

Capital expenditures  $ 22,495   $    9,495  $          -  $   18,715
$
-  $       -  $       -  $    10,152  $     60,857

 March 31, 1999

Lease income          $ 30,009   $  198,550  $          -  $        -
$
-  $ 281,077  $ 109,408  $   138,570  $    757,614
Interest income              -            -             -           -
-          -          -      275,405       275,405
Other income                 -            -             -           -
-          -          -        1,554         1,554
                      --------   ----------  ------------  ----------
---------
--  ---------  ---------    ---------  ------------
 Total revenue          30,009      198,550             -           -
-    281,077    109,408      415,529     1,034,573

Operating loss        $(79,711)  $  (53,477) $    (50,208) $ (130,705)
$
(72,426) $(575,200) $(104,986) $(1,883,760) $ (2,950,473)

Identifiable assets   $332,013   $3,363,021  $     16,033  $   71,175
$
312,372  $ 392,912  $  42,751  $ 3,706,614  $  8,236,891

Depreciation and
  amortization        $  5,040   $    3,883  $     32,271  $    8,186
$
38,285  $ 148,386  $  11,900  $   602,769  $    850,720

Capital expenditures  $      -   $    8,248  $          -  $    58,594
$
-  $   3,875  $   1,903  $    29,745  $    102,365




                                     F - 20







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

                                     F - 21









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



                                     F - 22




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








TV COMMUNICATIONS NETWORK, INC

Date:  January 19, 2001



OMAR A. DUWAIK
Omar A. Duwaik
President, CEO &
Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


OMAR A. DUWAIK			           KENNETH D. ROZNOY
Omar A. Duwaik                           Kenneth D. Roznoy
President, CEO &		  		     Vice President &
Director					     Director

JACKIE PORTER
Jackie Porter
Acting Controller


Dated:	 January 19, 2001



                                 FIRST NATIONAL GROUP
                          STRUCTURED DEBT FINANCING WORLDWIDE
                      Lakeside Office Park - Door 1/591 North Avenue
                Wakefield, MA 01880 / (781) 245-9500 / Fax (781) 245-
1348

April 18, 2000

Mr. Omar Duwaik
Reema International Corp.
10020 E. Girard Avenue #300
Denver, CO 80231-5065

Dear Mr. Duwaik:

FIRST NATIONAL GROUP is pleased to submit the following letter to outline the terms and conditions of a Project financing by FIRST NATIONAL GROUP and/or its assigns, for your consideration and acceptance, and upon execution, will be subject to Massachusetts jurisdiction and law. This letter of intent is subject to formal credit approval and commitment and the development of documentation and all other specifics acceptable to the Lender.

BORROWER:                       Reema International Corp.

LENDER:                         First National Group's assigns

TRANSACTION
AMOUNT: Project Finance Line of $150,000,000 USD For the GTL Project in Trinidad and Tobago, with monthly disbursements, as negotiated, during the construction period. Financing will automatically convert to a permanent loan for a twenty year period.

PROJECT FINANCE
LINE: Project Finance Line availability shall be based on 100% of Transaction Amount. During the construction period, monthly disbursements will be provided over a minimum of twelve months, to be issued pro-rata as agreed.

PERMANENT
LOAN: A Permanent loan will automatically commence on the month following the final construction disbursement. Borrower will be obliged to pay interest payments quarterly against $150,000,000. At the end of the third year of operation, a sinking fund must be established to accept annual deposits adequate to liquidate the principal for the next seventeen years, for total term of twenty years.

USE OF
PROCEEDS: Initial loan proceeds under this Line shall be used to pay out construction costs and expenses related to the project. Additionally, fees to the Trust will be paid pro-rata out of monthly disbursements.

INTEREST
RATE: The Construction Line shall bear interest at LIBOR+2 or less, as calculated on a yearly basis. Interest is accrued during the period and is added to the balance due.

The Permanent loan shall also bear interest at LIBOR+2, or less, as calculated on a yearly basis. Interest shall be due quarterly throughout the twenty year term.

CONTROL
OF FUNDS: A trustee will be appointed to monitor the disbursement of funds during the construction period. A Banking institution may be appointed or recognized firm may be appointed that is mutually agreeable to both parties.

RETAINER
FEE: Upon the acceptance of this letter of intent, the borrower hereby acknowledges the following:

1. The borrower must agree to provide an amount of $150,000 as a Due Diligence Fee, payable directly the Lender upon Loan approval. Fee is not due until after receipt of full Term Sheet and a meeting with Trust/Lender's
Senior Management and Loan approval.  FEE IS FULLY FEFUNDABLE AND
INSURABLE.

2. Borrower acknowledges the Trust/Lender shall receive 2% of the full Transaction Amount as a fee. This fee shall be paid out pro-rata on a monthly basis, during the construction stage.

3.The Borrower acknowledges the Broker/Agent shall receive 1% of the full Transaction Amount as a fee. The 1% fee shall be paid out pro-rata in a monthly basis, during the construction stage.

ASSIGNMENT: Lender may, at its option, assign its rights as specified in this letter of intent to other Lenders.

ACCEPTANCE: Borrower must acknowledge its acceptance of this letter of intent by signing and returning the enclosed copy of this letter.

LETTER OF INTENT
EXPIRATION: This letter of intent expires on April 30, 2000.

Thank you for allowing First National Group the opportunity to present this letter of intent.

Sincerely
FIRST NATIONAL GROUP
Robert J. Boland
Robert J. Boland
Managing Director

Agreed and accepted this 18th day of April 2000
By: Omar Duwaik
Title: Chairman and CEO


(Letterhead)
Morgan, Weinstein & Co., Ltd.
23046 Avenida de la Carlota, Suite 600
Laguna Hills, CA 92653
Phone: 949/588-5734
Fax: 949/588-5735
mwco@morganweinstein.com
May 8, 2000

Omar A. Duwaik
Chairman and Chief Executive Officer
Reema International Corp.
10020 East Girard Ave., Suite 300
Denver, CO 80231-5065
Tel: (303)751-6100
Fax: (303) 751-1081

Re:  Reema International - $150,000,000 USD Funding

Dear Mr. Duwaik:

Mr. Robert Boland of First National Group has presented to us with a very thorough picture of your plans for the construction of a Gas to Liquids plant in Trinidad, using a German technology known as Fisher Tropsch. The total cost of the Project will be approximately $300,000,000 with $150,000,000 equity being raised by the owner/operator Reema International through equity infusions. We understand that Trinidad has proven available natural gas reserves of 1,000,000,000 cubic feet that can be processed into various liquid products. Your plant will accept and process 100,000,000 cubic feet per day and produce 10,000 barrels per day of numerous petroleum fuel products, and 420,000 gallons per day of clean industrial water. The plant will have three distinct sections, syngas generation, hydrocarbon synthesis, and product finishing. The major products which will be produced are diesel fuel, jet fuel, ethylene, lubricants, industrial oils, wax, paraffin, and industrial water. The analyst assigned to this project has thoroughly reviewed the presentation, which was forwarded to him for consideration. Our staff has just notified me of the resulting conclusions and recommendations as it pertains to our loan request. It is my pleasure to inform you that the "Reema International Project" has been deemed conceptually, economically and financially feasible as presented. Therefore, we would be pleased to be engaged to provide the necessary capital to bring this project to fruition.

You may regard this proposal as our firm commitment to fund $150,000,000 USD for this project under the terms and conditions, which will be set forth herein.

Morgan, Weinstein & Co., Ltd.   employs a rather unique method of providing
Project Funding. We currently hold in our safekeeping accounts the approximate equivalent of $32.0 Billion

USD in Japanese Yen with Powers-of-Attorney enabling us to create US Dollar credit facilities against the Yen. In addition to the Yen under our management we have Power-of-Attorney over $10.0 Billion lodged in Singapore. Morgan, Weinstein & Co., Ltd. is totally responsible for the funds under our management control; therefore, we very carefully structure the financing and disbursement of funds.The loan process will follow the steps as set forth below:

1. The first step has already been taken; i.e. you have requested a funding of $150,000,000 USD and accompanied your request with sufficient data for our personnel to analyze.

2. The second step has also been completed; i.e., we have approved your project for funding, and herein given a firm commitment for the funding of $150,000,000USD.

3. The third step is our engagement. Morgan, Weinstein & Co., Ltd. undertakes the funding of projects only when retained to do so. Our retainer is merely an estimate of out-of-pocket costs that we will incur during the funding process. Through long experience we have found these costs amount to approximately one tenth of one percent of the amount to be funded. If we are unable or unwilling to provide the funding within 180 days, the retainer is totally refundable and all costs incurred in the funding effort will be borne by Morgan, Weinstein & Co., Ltd..

4. Our commitment to fund, as expressed in this letter is based upon our review of the underwriting package of documents you and your broker have provided us. Prior to funding, we will need to build a complete file including, if available, detailed plans, cost projections, permits, title and legal documents, etc. Provided this information is consistent with the underwriting package we will then fund the loan in its entirety, $150,000,000 USD.

5. The loan proceeds will be deposited to an Investment Account which will be lodged in a Major British or Swiss Bank under the supervision of Morgan, Weinstein & Co., Ltd..

6. The Investment Account will remit to your General Account $3,750,000 per month for Forty (40) Months. These payments will be processed through a Bank of our choice and will be known as the Disbursing Bank.

7. Any collateral costs will be borne by the Investment Account as will the interest on your loan until you make the interest payment. All earning of the Investment Account, in excess of that needed to satisfy the terms of this commitment, become the property of Morgan, Weinstein & Co., Ltd..

8. The Disbursing Bank will take a first lien position on the subject project in order to provide sufficient collateral for the loan.

9. Once the total funds of $150,000,000 USD have been disbursed to the Borrower and we are convinced that the project is fully operational, the loan will be converted to a permanent loan, collateral as specified above plus the full faith and credit of the Borrower or Borrowing entities. The term of the permanent loan will be twenty years (20) years at an interest rate (not yet determined) not to exceed one year LIBOR plus 1 and 1/2%, payable quarterly and adjusted annually. Interest accrued on the funds disbursed to Borrower will be added to the principal amount of the permanent loan.

A funding of this size will take approximately 120 to 180 days to complete because of the number of moving parts involved. However, we feel confident that we can provide this funding under the following approximate terms ad conditions. (This information will be slightly repetitious but we feel it is better to be over-informed than under-informed.):

Total Amount of Funding - $150,000,000 USD.

Funding Schedule - Total proceeds of the loan will be placed in a "High Yield Investment" program in a major European Bank. The project will be funded at the rate of $3,750,000 per month for Forty (40) month, by way of irrevocable pay-orders lodged with the Disbursing Bank. Morgan, Weinstein & Co., Ltd. will provide collateral to the Investment Account Bank.

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


Repayment of Principal - Principal amount of loan ($150,000,000 USD plus accrued unpaid interest) will be subject to repayment in the following manner:
The Borrower will provide lender with acceptable evidence that all phases of the project complies with any and all Governmental and regulatory agencies necessary and needed to render the project lawful and approved. Upon conversion to permanent financing, the value of the Project will be established by an independent appraisal through a licensed and certified appraiser. At all times, the appraised value of the Project and the Borrower or Borrowing entity must at least equal the amount disbursed. The Loan will be all due and payable at the end of Twenty (20) years or can be paid at any time during the Twenty (20) year period without penalty. (the loan is not assumable nor may it be assigned without prior lender approval. In the event of a sale of any portion of the Project, a pro rata repayment of principal will be due and payable.) After the third (3) year of operations a Sinking Fund must be established, the annual deposits to which must be adequate to liquidate the principal by the end of the Twenty (20) year period. The sinking Fund can be established in a Bank of your choice under the joint administration of the Borrower and Morgan, Weinstein & Co., Ltd..

Collateral - Morgan, Weinstein & Co., Ltd. will provide collateral for the opening Forty (40) months or until the Borrower no longer has an active Investment Account. Collateral will be extended as a result of subsequent loan approvals. Fifteen (15) days prior to the scheduled return of collateral to Morgan, Weinstein & Co., Ltd., the Borrower will submit detailed Financial Statements (less than 30 Days), P&L Statements, General Ledger and Owned Inventory Schedule (w/ opinion letter) to Morgan, Weinstein & Co., Ltd. for lender approval as substitution of collateral. Typically the collateral will consist of a first lien position on the land and associated property of the Project, and possibly a lien on other assets of the Borrower and/or its affiliated companies, depending on the financial strength of the Company at that time.

Some of the costs incurred in the funding process and to which the retainer is applied are as follows:

Legal - Preparation of offering documents, contracts, loan documents, guarantees, collateral leasing documents, etc.; and, conforming all documents to the laws of the countries in which funds are being assembled.

Accounting - We generally will have Price Waterhouse or Ernst & Young validate projections and other material included in the offering memorandum.
This alone can run $40,000.00 to $60,000.00.

Negotiations and preparation of contracts pursuant to the high yield investment program.

Commitment Fees

Trustee Fees

Collateral Trust Fees

Our fees for the completion of the funding will be 2% of the amount funded to the Borrower, payable as you receive funds; i.e., as you are funded over a period of 40 months Morgan, Weinstein & Co., Ltd. will receive a total of 2% of the initial $3,750,000 USD and 2% of each $3,750,000 increment funded thereafter. In addition, 1% will be payable to your broker Morgan, Weinstein
& Co., Ltd., and deducted from each increment as it is funded.   In the event
you do not find it necessary to draw down the entire loan of $150,000,000 USD, our 2% fee on the amount not taken down will be due and payable along with your first interest payment.

This proposal and agreement is subject to the rules of Force Majeure as set out by the International Chamber of Commerce (I.C.C.), Paris, France. Should any act of God, War, Insurrection or Civil Disobedience occur in any country in which this Agreement is being implemented in whole or in part, thereby, rendering performance by any all or all parties impossible, then this agreement shall be deemed to be null and void.

If we are retained to provide this funding we will expect your complete cooperation in providing us with information to be included in the offering documents of loan documents. Several days delay on the preparation side can result in several weeks delay in the funding side. We will expect a proper introduction to all personnel in your organization that may be helpful in providing answers or documentation needed to achieve our mutual goal. If you wish for us to proceed with this funding under the terms and conditions asset forth above, please sign where indicated and return one (1) original and a Bank Draft for $150,000 USD to our office in Morgan, Weinstein & Co., Ltd.. Our staff has been alerted and will begin the process upon receipt.

Sincerely,

Morgan, Weinstein & Co., Ltd.
Morgan, Weinstein & Co., Ltd.
Chairman of the Board

Agreed to and accepted this 10th day of May, 2000.
By  Omar A. Duwaik
Chairman and CEO
Reema International Corp.




(Letterhead)
Morgan, Weinstein & Co., Ltd.
23046 Avenida de la Carlota, Suite 600
Laguna Hills, CA 92653
Phone: 949/588-5734
Fax: 949/588-5735
mwco@morganweinstein.com


July 13, 2000

Omar A. Duwaik
Chairman & Chief Executive Officer
Reema International Corp.
10020 East Girard Avenue #300
Denver, Colorado 80231-5065

Dear Mr. Duwaik:

In accordance with your request, the commitment from Morgan, Weinstein & Co., Ltd. to Reema International Corp., dated May 8, 2000, is amended as follows:

1. The loan amount is increased from $150,000,000 to $300,000,000.
2. The first remittance to your General Account will be $24,312,000.
3. There will be 36 additional monthly remittances of $7,658,000.
4. Interest payment will commence 38 months after the first disbursement.
5. The interest rate will not exceed one year LIBOR plus 2%.
6. The retainer is increased from $150,000 to $300,000.

All other terms and conditions remain unchanged.

This amendment becomes effective when countersigned by you, and the receipt by Morgan, Weinstein & Co., Ltd. of an additional $150,000 retainer fee.

Sincerely,

Morgan, Weinstein & Co., Ltd.

Morgan, Weinstein & Co., Ltd.
Chairman of the Board

Agreed to and accepted this 18th day of July, 2000
By: Omar A. Duwaik
Reema International Corp., Chairman





(Letterhead)
Morgan, Weinstein & Co., Ltd.
23046 Avenida de la Carlota, Suite 600
Laguna Hills, CA 92653
Phone: 949/588-5734
Fax: 949/588-5735
mwco@morganweinstein.com

July 28, 2000

Omar A. Duwaik
Chairman & Chief Executive Officer
Reema International Corp.
10020 East Girard Avenue #300
Denver, Colorado 80231-5065

Dear Mr. Duwaik:

Pursuant to the Agreement with Reema International dated May 8, 2000, as modified on July 13, 2000, and subject to the terms and conditions set forth therein, Morgan, Weinstein & Co., Ltd. has committed to provide $300,000,000 in funding for Reema International's proposed Gas-to-Liquid Plant in Trinidad.

Further, subject to the satisfaction of certain terms and conditions, and other considerations, Morgan, Weinstein & Co., Ltd. will be prepared to provide Reema International with additional funding not to exceed
$4,500,000,000 for other similar plants in Trinidad.

Sincerely,

Morgan, Weinstein & Co., Ltd.
Morgan, Weinstein & Co., Ltd.
Chairman of the Board

Morgan, Weinstein & Co., Ltd. Denotes that the name and address of the sender
 Of this document has been deleted pursuant to a Request for Confidentiality by TVCN pursuant to 17 C.F.R. 240.24b-2. The information contained in the original has been filed with the Office of the Secretary of the Securities and Exchange Commission as an exhibit to TVCN's Request for Confidentiality.



EXHIBIT 21
             TV Communications Network, Inc.


Subsidiary Schedule      State of.    Operates As:
                         Incorp-
                         oration

Century 21 Mining, Inc      CA     Century 21
Mining [inactive]

International Exports, Inc. DE     International Exports [inactive]

International Integrated           International Integrated
Systems, Inc.	              DE     Systems (inactive]

JBA Wholesalers, Inc.       GA     JBA Wholesalers

Mining and Energy
International               DE     MEICO
Corporation

Page TVCN, Inc.             DE     Page TVCN
or Airtek

Planet Internet Corporation CO     Planet Internet [sold]

Reema International, Inc.   DE     REEMA

TVCN International, Inc.    DE     TVCN International

TVCN of California, Inc.    CA     TVCN of California

TVCN of Kansas, Inc.        CO     TVCN of Kansas

TVCN of Michigan, Inc.      DE     TVCN of Michigan [inactive]

TVCN of Washington D.C.,
Inc.                        DE     TVCN ofWashington D.C.
                                            [inactive]

Inter-Omni Wallet           DE     Inter-Omni Wallet
                                            [inactive]




January 5, 2001

Mr. Barry N. Summer
Assistant Director
Mr. Robert Bartelmes
Senior Financial Analyst
Mr. David T. Mittelman
Staff Attorney
U.S Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Re:     TV Communications Network, Inc.
		File No. 0-18612

	Amendment No. 1 to Form 10-KSB for F.Y. ending March 31, 2000
		Filed October  27, 2000

	Form 10-QSB for the quarter ended September 30, 2000
		Filed November 14, 2000

Dear Messrs. Summer, Bartelmes and Mittelman:

	This letter is in response to the Staff's December 18, 2000, correspondence providing comments to the above referenced filings of TV Communications Network, Inc. ("TVCN"). This correspondence is being sent simultaneously with the filing of the second amended Form 10-KSB referenced above. The amended Form 10-QSB referenced above and
an amended Form   8-K should be submitted via EDGAR shortly hereafter.

	General

1.	We note that you have filed a request for confidential treatment relating to the identity of the lender of $300 million for your gas to liquid project. Regardless of that request, you must disclose all material information in your Exchange Act documents. We believe that the identity of a lender acting as your primary funding source constitutes material information. As such, disclose the identity of the lender in the Form 10-KSB and related Exchange Act documents.

Response:	The above referenced filings are or will be amended
to include the name of the primary funding source and to provide additional information that Reema believes that the economic
viability of the GTL Project remains secure.    However, because
of the lack of success in obtaining financing, Reema's ability to develop the project is not assured.

2.	We have carefully considered your responses and other materials provided to us regarding your Reema subsidiary.

	We note on page 16 of your Form 10-KSB that you continue to acknowledge that developing the gas to liquid project will cost approximately $300 million. We further note the extreme price increases and shortages of natural gas, and the relatively low and stagnant prices for petroleum-based liquids, both of which have been occurring in the market now for some time.

	In light of these factors - and in light of the contemplated funding, which is based in part upon 1998 data - the adequacy of the disclosure in your Form 10-KSB and other Exchange Act documents regarding the proposed gas to liquid project, its funding, and its impact upon you appears insufficient. Revise your filings to address the continued economic viability of the project, particularly in light of the following:

	[a.]	The critical assumptions used by you and your lender
in deeming the project to be viable, some of which are set forth in the lender's May 8, 2000, letter to you, as well as the bases for these assumptions. In this regard we note your website, http://www.tvcn.com/growth.htm, continues to claim that a "typical GTL plant" of the type proposed by Reema will produce $116 million in revenues a year based on an output of 10,000 barrels per day;
and "solves the formidable clean-air problems" facing refiners in the United States, even though your plant will be located in Trinidad. We further note that that letter assumes you will be processing 100,000,000 cubic feet of natural gas a day, yet
Trinidad is stated as having a total proven reserve of only 1,000,000,0000 of natural gas.

	[b.]	The apparent substantial time period necessary to
build the plant, and have it producing in a sustainable and reliable fashion commercial output which, at the least, will allow you to fund the plant's operations and repay in a timely manner the substantial funding debt incurred, as well as your ability to service all of your obligations as they come due during the substantial time period.

	[c.]	The specific nature, extent, timing and adequacy of
the provisions and steps necessary to assure your timely receipt of the entire $300 million funding you believe you have secured.

	[d.]	The reasons for, and impact of, hat commitment calling
for "Total proceeds of the loan will be placed in a `High Yield
Investment' program in a major European Bank" which, for some unstated reason is to be collateralized and controlled in an unspecified manner by the lender rather than you, the borrower.

	[e.]	The nature and extent of the risks attendant to the
depositing of the $300 million of loan proceeds in a unidentified European bank - of unknown stability and creditworthiness - and in a "High Yield Investment" program which, by definition, subjects the loan principal to unusually high risk of loss. Why didn't you decide to place the loan proceeds in a safer investment vehicle?

	[f.]	Who will receive the earnings derived from the investment
of the loan proceeds in the "High Yield Investment" program? Do you have control of loan proceeds commensurate with your stewardship responsibilities for these funds?

	[g.]	In light of the proposed interim investment of the $300
million in loan proceeds in a "High Yield Investment" program, what steps will be taken to keep you from becoming an inadvertent investment company subject to the investing, filing and reporting requirements of the Investment Company Act of 1940?

Responses:

(a.)	For all practicable purposes, TVCN's website is
under construction. When one enters the address tvcn.com, one receives an "under construction" message. No links to following pages are apparent from "tvcn.com." Only by typing in the exact address that you site, might one find the statement that you have quoted. Nevertheless, this statement will be removed from the web site.

You have identified an inaccurate statement made by Morgan
Weinstein & Co., Inc. in their May 8, 2000, correspondence that Trinidad has a total proven reserve of 1,000,000,000 cubic feet of natural gas. I have spoken recently with Reema's President, Glen Clark, about this statement. He has informed me that this is a gross underestimation of the volume of proven reserves existing in Trinidad.
Please note that Reema has never publicly stated what it believes to be the estimated volume of Trinidad's natural gas reserves.

(b.)	We have added a new paragraph that discusses the time
period required to construct the Plant and for it to become operational. Language has also been added that TVCN has and will continue to fund Reema's operations and efforts to secure funding and that management believes that TVCN can do so for at least an additional twelve months.

(c.)	Language has been added that discusses this topic.
However,  describing the logistics that are to occur as
 efforts continue is inexact, at best. There is uncertainty as to whether funding will be received timely.

(d.), (e.), (f.) and (g.)	Language has been added to discuss
the terms of the proposed funding in more detail and to address these provisions and the risks associated with them.

3.	Also, expand your disclosure to discuss in more detail the
ability of the lender to honor its "firm commitment" to provide to you on a timely basis the $300 million to fund the Reema project, as well as the July 28, 2000 commitment to provide an additional $4.5 billion for additional plants. We note that the lender claims in its May 8, 2000 letter to "currently hold in our safekeeping accounts the approximate equivalent of $32 billion USD in Japanese Yen." What steps have you taken to verify this assertion, as well as the lender's overall creditworthiness and net worth? In this regard, we are aware of several articles that indicate the lender has failed to honor substantial funding agreements similar to your own, including the following:

	A commitment to provide $500 million to real estate development group led by Scott Toberman of Chicago as reported in the Chicago
Sun-Times on August 16, 2000 and the Chicago Tribune on September
29, 2000.

	A May 1999 commitment to provide $100 million in financing to Healthspan, Inc. as reported in Healthspan's September 8, 2000, Business Wire press release.

Response:	We have added language suggesting that our reliance
upon Morgan Weinstein has diminished. We believe that this is consistent with positions that we have taken previously including our request for confidential treatment through the third week of January 2001. As that date approaches, we believe that Morgan Weinstein is less likely to fund Reema's project.

Reema did not request that Morgan Weinstein make any commitment regarding funding of up to $4.5 billion for additional plants and other improvements in Trinidad. These topics were discussed, but Reema did not request nor pay for any such statement from Morgan Weinstein. Thus, we are not inclined to make any comment on language that we view, at least in part, as gratuitous.

Similarly, Morgan Weinstein's statement about its assets are not statements that we have adopted nor requested. We are not in a position, even if we were to perform an investigation, to comment on the veracity of such claims.

We have recently been made aware by you and others of serious matters involving Morgan Weinstein's ability to fund its commitments. This is of great concern to Reema, but it is also a matter that is beyond our control. We have accurately portrayed the commitments that Morgan Weinstein has made to Reema and, now in this Amended Form 10KSB, have explained that our confidence is diminished in Morgan Weinstein's ability to fund Reema's loan request.

4.	Further, we note that the lender's July 28, 2000,
letter includes a commitment to provide you an additional
$4.5 billion to build unspecified "similar plants in Trinidad." It does not appear, however, that your filings disclose these project plans, their funding needs, or sources. Revise or advise.

Response:	Given that Morgan Weinstein is viewed by Reema
as an unlikely financing source, the Company has no plans to pursue any further discussion with them about financing additional plants. Morgan Weinstein's comment about possibly providing additional funds to construct additional plants was not solicited by Reema, but was a result of Reema's fully informing Morgan Weinstein of the potential scope of development that could one day be pursued as a result of Trinidad's vast natural gas resources.

Form 10-KSB for fiscal year ending March 31, 2000

5.	We note your response to prior comment 1.   We
believe the agreement with Parsons Energy & Chemical is a material agreement, the material terms of which must be disclosed, and the agreement filed as an exhibit.

Response:	The amended Form 10-KSB for the fiscal year
ending March 31, 2000, is amended to include additional disclosure of the Parsons Energy & Chemical contract and to include the agreement as an exhibit.

6.	Refer to your response to prior comment 9.  Revise
the disclosure regarding the sale of [Planet Internet] to clarify that you do not recognize a gain on the sale.
Similarly, revise the disclosure regarding the investment in BeWell to clarify your valuation of the investment.

Response:	We have added language to the text to
disclose that no gain was recognized on the sale of Planet
Internet. We are unsure of your intention regarding the disclosure of our investment in BeWell Net. Our investme nt is a function of our sale of Planet Internet for stock.
We received our BeWell Net shares as a result of our negotiations. We believe that this is sufficiently described in the existing disclosure.

7.	Refer to your responses to prior comment 10.  Since
Mr. Duwaik holds 94.6% of your shares, it appears that approval by the board of directors is essentially a formality. Revise the financial statements to recognize compensation at the date you granted the employees the right to receive the shares. See the definition of grant due in SFAS 123.

Response:	Auditor's input requested.


Form 10Q for the quarter ended September 30, 2000

8.	Comply with the prior comments to the extent applicable.

Response:	This filing will be amended for consistency with the
amendments to the Form 10KSB.

9.	Refer to the financial statements.  Do not label the columns as audited or unaudited since none of them are covered by an auditors' report.

Response:   This comment will be addressed in the amended Form
10Q.

Other Exchange Act Filings

10.	Comply with the prior comments to the extent applicable.

Response:	This comment will be addressed in future Exchange
Act filings.

11.	We note your Form 8-K dated October 2, 2000 in which you
announce the postponement of your annual meeting "so as to allow the SEC staff to finish its review of the Company's Proxy Materials and Annual Report mailing materials." This type of statement is inappropriate. You are solely responsible for the adequacy and accuracy of your filings whether or not they are the subject of our review. Delete the reference to the Staff and its review of our materials.

Response:	This comment will be addressed and the objectionable
language will be removed.

12.	We note your responses to prior comment[s] 14 and 15, but
will reserve further comment until you file revised preliminary proxy materials.

Response:	For ease of reference those responses included
(to number 14) TVCN's pledge to "clarify the sales price negotiated in the Planet Internet sale in addition to the carrying value of its investment in the BeWell stock,"
 and (to number 15) a statement that a shareholder letter had been drafted for inclusion with the Company's amended proxy materials.

	Thank you for your attention to the foregoing.
Please notify the undersigned if you wish to discuss the above responses.

Sincerely,


Bradford J. Lam
General Counsel


Cc:  Mr. Omar A. Duwaik
Mr. Kenneth D. Roznoy


TV COMMUNICATIONS NETWORK , INC.
10020 East Girard Ave. Suite 300
Denver, CO 80231
Telephone: 303 751 2900
Facsimile: 303 751 1081
Email: blam@plinet.com



ENGINEERING SERVICES AGREEMENT

This Agreement is entered into this 31st day of May, 2000 between Parsons Energy & Chemicals Group Inc., hereinafter referred to as "Parsons", and REEMA International, hereinafter referred to as "Client". Parsons and Client are referred to herein as "Party" or jointly as "Parties".

WHEREAS, Client is established as the lead developer of the Trinidad Gas to Liquids Project (the "Project"), and WHEREAS,
Client wishes to contract with Parsons to perform a Initial
Engineering Study for the Project,

NOW THEREFORE, in consideration of the mutual covenants contained herein, the Parties hereby agree as follows:

1.  STATEMENT OF WORK

Parsons shall furnish engineering and associated services
(the "Services") as detailed in Exhibit A to this agreement,
Section 3, Initial Engineering Phase, Items 1-21.

2	SCHEDULE FOR THE WORK

Services under this Agreement shall commence one week after receipt of the down payment stipulated herein, and are anticipated to continue for a period of five months.

3.  	COMPENSATION

Client will compensate Parsons for the Services performed hereunder on a lump sum basis in accordance with Exhibit
B to this Agreement.

4.	INVOICING AND PAYMENT

Client will pay Parsons an amount of $100,000 upon contract award and prior to commencement of the Work. Parsons shall invoice balance of contract amount in accordance with the payment schedule in Exhibit A of this agreement, and Client shall pay such invoices within seven (7) days of receipt.

5.	Taxes

Client shall be responsible for direct payment or reimbursement to Parsons of all non-U.S. income, sales, excise, use, and any other taxes imposed on Parsons and/ or its employees and subcontractors in connection with the performance of this Agreement. Client shall furnish original ax receipts to Parsons for any taxes assumed by Client on behalf of Parsons.

6.	CONFIDENTIALITY

Contractor possesses information and know-how and has developed innovations and improvements relating thereto (collectively called the Contractor's "Information") which constitute valuable trade secrets which are considered by Contractor to be confidential and proprietary information. Client will have access to said Information in connection with the performance of this Agreement. Client agrees to keep confidential all Information supplied to Client and not to utilize, either directly or indirectly, any Information for any purpose other than the project or to disclose it to anyone, including Client's partners and affiliated companies, except Client's employees on a "need to know" basis in furtherance of this Agreement, without Contractor's prior written consent. Client also agrees to require its partners and affiliated companies to whom Information is disclosed pursuant to Contractor's prior written consent to observe the same secrecy restrictions provided herein and to execute and deliver to Contractor identical secrecy agreements.


SUSPENSION OF WORK

Client may, without cause, order Contractor in writing to suspend, delay or interrupt the Services in while or in part for such period of time as Client may determine. To the extent that the cost or schedule of performance of the Services are affected by such suspension, the price, schedule, or other terms of this Agreement shall be adjusted by Change Order.

8.	TERMINATION

Client may at any time, with thirty (30) days written notice to Parsons, terminate the Services under this Agreement prior to the anticipated expiration date set forth in Article 2. In such event, Parsons shall be compensated for Services rendered to the effective date of termination, plus the reasonable costs of demobilization and settlement of subcontracts, purchase orders, and other commitments incurred by Parsons for performance of the Services.

9.	FORCEMAJEURE

The respective duties and obligations of the Parties hereunder (except Client's obligation to pay Parsons such amounts as may become due for Services rendered by Parsons) shall be suspended while and for so long as performance thereof is prevented or impeded by strikes, disturbances, riots, fire, severe weather, governmental action, war acts, acts of God, or any other causes similar or dissimilar to the foregoing which are beyond the reasonable control of the Party from whom the affected performance was due.

10.	WARRANTY

Parsons warrants that the Services to be rendered hereunder shall be performed in accordance with the standards customarily provided by an experienced and competent professional engineering organization rendering the same or similar services. Parsons shall re-perform at no cost to Client any of said Services which were not performed in accordance with this standard provided that Parsons is notified in writing of the nonconformity within six months after the performance of the deficient Services; provided, however, that the cost to Parsons of such remedial services shall not exceed U.S.$50,000. The foregoing are Parsons' entire responsibilities and Client's exclusive remedies for Services rendered or to be rendered hereunder, and no other warranties, guarantees, liabilities or obligations are to be implied.

11	CONSEQUENTIAL DAMAGES

In no event shall Parsons or its subcontractors or vendors of any tier be liable in contract, tort, strict liability, warranty, or otherwise for any special, indirect, incidental or consequential damages such as but not limited to loss of product, loss of use of equipment or systems, loss of anticipated profits or revenue, non-operation or increased costs of operation of other equipmcnt Or systems, costs of capital, or cost of purchased or replacement equipment or systems.



12.	CLIENT FURNISHED INFORMATION

Parsons shall have no liability for defects in the Services attributable to Parsons' reliance upon or use of data, design criteria, drawings, specifications or other information furnished by Client to Parsons, and Client agrees to indemnify and hold Parsons harmless from any and all claims, judgments, losses, costs and expenses arising there from. Parsons shall disclose to Client, prior to use thereof, defects or omissions in the information furnished by Client to Parsons that Parsons may reasonably discover in its review and inspection thereof.

13.	ASSIGNMENTS

This Agreement and all obligations herein contained shall be extended to be binding upon the successors and assigns of the Parties. Neither Party may assign this Agreement or any amounts due or to become due hereunder without the prior written consent of the other Party, except that Parsons may subcontract all or any part of the Services or assign the Agreement in whole or in part to any affiliate.

14.	GOVERNING LAW AND DISPUTES

This Agreement shall be governed by and construed in accordance with the laws of the State of Texas, U_S.A. Any disputes between the Parties which arise out of this Agreement which cannot be settled amicably by the Parties shall be submitted to and settled under the arbitration rules of the American Arbitration Association. The arbitration will take place in Houston, Texas.

15.	ENTIRE AGREEMENT

This Agreement constitutes the entire agreement between the Parties covering the subject matter hereof. No modification shall be effective unless it is in writing and executed by both Parties. This Agreement supersedes any and all other agreements between the Parties, whether written or oral, with respect to the subject matter hereof.


IN WITNESS WHEREOF, the Parties have agreed as of the day and year first written above.


[CLIENT]               PARSONS ENERGY & CHEMICALS GROUP INC.



By                      By
Title                   Title

warranty, or otherwise for any special, indirect, incidental or consequential damages such as but not limited to loss of product, loss of use of equipment or systems, loss of anticipated profits or revenue, non-operation or increased costs of operation of other

See attached Section 3 of the proposal, Initial Engineering
Phase, Scope of Services

PARSONS
Initial Engineering Phase
scope of Services

The Initial Engineering Phase of the Project will concentrate on finalizing the "Project Execution Plan" and developing the design basis document (DBD), including the definition of the required process facilities, utilities and off sites. The activities shall include, but not be limited to, the following:

1.	Set up a task force that incorporates REEMA
INTERNATIONAL's Representatives and develop the objectives of the integrated team.

A task force (Steering Committee) will be set up immediately after authorization to proceed with key
Parsons personnel and REEMA INTERNATIONAL's representatives. The purpose would be first to Develop and assure a clear understanding of the following:
- REEMA INTERNATIONAL expectations and business objectives
- Scope of work
- Project requirements set immediate goals.
- Set short-terns goals.
- Set long term goals.
- Develop business and cultural alignment.
- Develop mission statement that clearly defines the commitments of Parsons and REEMA INTERNATIONAL.
- Develop an outline of Critical Success Factors, which would be defined for each phase of the project.
- Develop responsibility matrix.
- Determine project decision making process.

The overriding objective of the Steering Committee is that all pleases oldie project when completed meet all business objectives and target completion dates at the lowest possible cost.


PARSONS
This process is critical to obtaining a complete understanding and alignment on all issues at the beginning of the project to ensure that the project starts and continues in the correct direction.

2.	Finalize and enhance an abbreviated Project Execution
Plan (PEP) to contain an abbreviated list of activities, drawings and deliverables that will be required during various phases of the Project Execution.

The Project Execution Plan is one of the project's first priorities. Completing a preliminary (abbreviated) project execution plan during the first few weeks of the Initial Engineering Phase will define the required activities to meet all project goals early. A completed project execution plan for the next phase will be produced at the early part of the next phase of the work. It will incorporate the further evolution of the balance of the project execution but will not be finalized until the completion of the next phase.

3.	Develop an overall project Schedule showing the
different phases of the project execution and establish a detailed schedule for the Initial Engineering Phase.

A Level I and Level II schedule will be produced during the Initial Engineering Phase.

4.	Conduct studies to define all process systems,
including identification of chose covered by Licensors, and licensor selection and preliminary definition of utility systems.

This is the most critical and top priority activity during the Initial Engineering Phase as a clear definition of this is required for finalization of tile process configuration for the plant.

5.	Evaluate all applicable Process technologies and
select the most appropriate ones for this project.

Parsons has experience in determining the correct licensor and/or process application by defining requirements, inquiring licensors, evaluating processes and negotiating warranties and performance guarantees.

6.	Establish the plant process configuration and produce
the Initial process design and preliminary size utilities.
Obtain information on equipment sizes to be able to firm up the preliminary plant layout.

Parsons will finalize the Initial process configuration and produce the preliminary process design and will also size utilities and obtain information on equipment size to firm up plant layout.

7.	Utilize available survey and soils data.

For this phase of the work utilize available survey and soils data provided by REEMA. In future phases of the work a site-specific survey and soils information will be required.

8.	Produce the preliminary overall plot plan and firm up
the assignment of areas and locations of various units, utilities and offsites.

9.	Deleted.

See item 7 above regarding soils/geotechnic information.

10. Develop general Project specifications utilizing the Parsons data bank of projects.

Parsons has complete basic engineering standards used for all types of facilities for all disciplines that will be used for the REEMA INTERNATIONAL Gas to Liquids Plant.

11. Develop a complete vendor's list for all critical equipment acid commodities.

Parsons has a preferred vendors list for critical equipment, materials and commodities based upon an extensive history in the refining, chemicals, and petrochemicals industry (as well as oil and gas and power).
Parsons will evaluate the particular equipment arid material requirements required for this facility and augment this list as required.

12. Develop a rough grading plan for the entire Plant site.

This activity will be deferred until a later phase of the work.

13. Recommend to RECMA INTERNATIONAL the process Licensor for the gasifier unit and any other of the units as applicable.

From a preliminary evaluation of the requirement it is clear that a licensor must be selected for the gasifier unit. Other required units will be reviewed and the determination made whether they should be executed on an "open art" basis or whether a licensor is required.

14. Carry out a Initial design for the instrumentation and control system. The basis of such study is to select the control philosophy that will obtain maximum reliability.

Parsons believes it is vital to agree on the total REEMA
INTERNATIONAL site instrument control philosophy early in the project as it will effect all P&IDs and the process developmental logic for control. Such issues as:

The type of the Central site control building
Basic Control Philosophy

must be determined as early as possible to facilitate an efficient execution for the entire project. Agreements must be reached as to a mutual understanding of maximum reliability.

15. Define the buildings space requirements and develop specifications for the administrative type buildings.

For,this phase the type and amount of square footage of buildings is agreed and will be price on a $per square foot basis.

16. Produce the preliminary factored cost estimate with a + / - 30 % accuracy to ensure the project is tracking in the affordability range.

Parsons estimating and project personnel will produce an
early rough factored estimate for the proposed facility
and track and trend it as the process alternatives are
evaluated and selected. At the completion of this phase
the initial estimate will be produced based upon the
utilization of Icarus's Process Evaluator (IPC) and
Parsons database for equipment acid materials and
installation factors. The estimate will be dcf ned by:


Take off methods (primarily factored)
Information any takeoffs were based on
Pricing
- Labor
- Materials
- Equipment
Productivity factors for home office and construction
Contingency factors evaluation

17. Develop the design basis document (DBD). This document should be detailed and must cover ail process facilities, utilities, product pipeline, port and loading facilities. The DBD should address all offsite services including, but not limited to, tie-ions to any sea water cooling, required substations, potable water, waste disposal, any industrial gas headers and fire water loop, etc_

The Design Basis Document is one of the critical documents that all engineering disciplines refer to for their basic design development. Parsons understands the importance of this and realizes its completion as early as possible benefits in the assurance that early project milestones will be met. This is the key comprehensive document that is the basis for the next phase (FCC D) to begin- The study deliverables would be the following:

Design Basis document including site specific data

Preliminary Flow Diagrams

Overall Material balances including product yields

Overall utility estimates

Licensor information and preliminary technology selections

Feedstock rcquircmcrtts per REEMA
Finished product rates and properties per RCEMA

PARSONS
Waste Stream quantities and qualities

Environmental summaries including heater duties

Budgetary capital costs

* Preliminary project schedule

Formal report

18. Keep REEMA INTERNATIONAL fully informed by holding project meetings and obtain REEMA INTERNATIONAL's approval on all key actions.

Parsons expects the REEMA INTERNATIONAL representatives to be an integral part of the project team during this phase to facilitate an efficient execution of this portion of the work. This phase establishes the ultimate process configuration and thus, REEMA INTERNATIONAL is the key decision-maker in this phase. There will be daisy open communications of all issues. REEMA
INTERNATIONAL'S representatives will be encouraged to attend all discipline meetings and normal communication/ coordination meetings. There will be a weekly project progress and communications meeting which wilt have a basic agenda as follows:

Safety Issue

- Project management issues -Project controls issues
- Procurement status - Quality Each discipline reports -
Activities conducted this week - Activities planned for next week - Status-Progress -Items of concern - Manpower
(current and future requirements)

Minutes of meetings will be written, and issued for all concerned project personnel.

19. Issue weekly progress reports defining all activities, which have taken place during the week and the activities planned for the following week.

Weekly reports will be issued as minutes of the weekly Project
Progress and Communications Meeting as discussed above. All action items will be defined with a person responsible and date completion expected.

20. Obtain RFEMA INTERNATIONAL's approval to proceed on any changes, which impact Project costs or schedule.

A responsibility matrix will be developed at the beginning of the project by the Steering Committee that will clearly define what REEMA INTERNATIONAL's representatives require approval on. All project team members will understand this and no activities will proceed that require REEMA
INTERNATIONAL authorization without official authorization given.

Scope changes that effect cost and/or schedule are items that every team member is conditioned and trained not to proceed with without official approvals.

2l. Issue monthly Progress reports providing a clear picture of the Project status and Project cost. The report shall also include a narrative on activities completed in the month arid activities planned for the following month.

Monthly Progress Reports will be developed and issued indicating project status, activities, progress, schedules, cost forecasts, procurement, items of concern, etc. A table of contents for a Parsons Typical Monthly Progress Report is as follows:

Safety
Executive Summary
Project Management
Engineering Dcsign Status - Houston Office
Quality Assurance/Control
Materials Management
Project Controls


- Cost Control (financial)
- Schedule
Estimating
- Variance Log
Construction (when applicable)
Operations Support (when applicable)
Areas of Concern
Attachments

During each phase of the project the monthly progress report will be adjusted in content with the activities in progress.
sops
yro2%

,

EXHIBIT B

1.- BASIS FOR COMPENSATION



The basis for the development of the lump sum services represent below break-even Contractor's recoveries as special consideration to the Client. The Basis for Compensation set forth below were used in the development of the Lump Sum Price for the Scope of Services detailed in the Agreement and will be used as the basis for developing the cost of services leading to the Client's acceptance of the EPC contract. For Services performed or furnished by Parsons or Parsons' affiliated companies, Parsons shall base its estimates as set forth below.

Employee Compensation. Actual cost of wages and salaries of Parsons employees engaged in performance of the Services, plus a markup of 65 % to cover employee fringe benefits, overhead, and profit.

2.	Transportation and Subsistence Expenses incurred
by Parsons employees in the performance of the work,at actual cost.

3.	Consulting and Subcontracted Services and expenses at
actual cost-

a.	Independent Contractors and Temporary Employment
Agencies furnishing labor for the Services, at actual cost to Parsons.

Other Direct Costs, not typically included in Parsons overhead allowance, at the rate of $6.50 per man hour.

2.- LUMP SUM PRICE

In consideration of Parsons performance of the required services to achieve the Scope of Work detailed in the Agreement, Client will compensate Parsons a Lump Sum amount of $380,000 to be disbursed as follows

Upon Contract Award                       $100,000
Thirty (30) days after Contract Award	$100,000
Ninety (90) days after Contract Award	$100,000
Upon Receipt of Study Report	$ 80,000