Form 10QSB/A
period 2000-12-31
TV COMMUNICATIONS NETWORK INC
filed 2001-02-13
CIK 819802

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                           UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                           FORM 10-QSB




      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the period ending December 31, 2000

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 68,469,788 shares of TVCN's Common Stock ($.0005 par value) were outstanding as of December 31, 2000.












         TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
                             INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Balance Sheet as of December 31, 2000
          (unaudited) and March 31, 2000. . . . . . . . . . 3

          Consolidated Statement of Operations for the Three
          and Nine months ending December 31, 2000 and 1999
          (unaudited) . . . . . . . . . . . . . . . . . . . 4

          Statements of Cash Flow for the Nine months ending
          December 31, 2000 and 1999 unaudited). . . . . . 6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . 8


PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . .  13



SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . 14































PART I.     FINANCIAL INFORMATION


ITEM 1.     Financial Statements




        TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
                 Consolidated Balance Sheet
                   December 31, 2000



                                 Audited            Audited
                             Dec. 31, 2000        Mar. 31,2000
                               _____________        ____________
Current Assets:

     Cash                      $    522,249         $ 1,147,712
     Investments                    666,290           2,188,477
     Accounts Receivable              5,267               6,855
     Inventory                       73,400              88,017
     Notes Receivable                35,800              37,600
     Deferred income taxes          119,585             119,585
     Other Current Assets            41,972             74,597
                                ____________         ___________
     Total Current Assets      $  1,464,563         $ 3,662,843


Property and Equipment-Net     $    735,168         $   715,945
Property and Equipment, net
 Discontinued operations                                207,018

Other Assets:
     License Agreements - Net     1,087,272            1,196,726
     Deferred income taxes        1,874,525            1,436,652
     Loan Origination Fees          531,000
     Other assets                    82,196               80,504
     Reclamation bonds disc.
      operations                    -0-                   42,183
                               ____________         ____________
     Total Other Assets        $  4,310,161          $ 2,756,065

Total Assets                   $  5,774,724          $ 7,341,871
                               ============         ============







                 LIABILITIES AND STOCKHOLDERS' EQUITY

                             Unaudited                Audited
                            Dec. 31, 2000          Mar. 31, 2000
                           ______________         ______________
Current Liabilities:
     Account Payable        $   549,404             $  182,879
     Accounts Payable-discont.
      operations                                        97,741
     Accrued Expenses           476,004                465,259
     Current portion of
      Long-Term Debt            115,876                199,174
     Current maturities of Long
      Term Discon.               37,500                 37,500
      Subscribers Deposits        6,365                  5,885
                           ______________         ______________
     Total Current
      Liabilities           $ 1,185,149            $   988,438

Long-term Liabilities:
     Long-term Debt         $ 1,174,390            $ 1,128,789
     Advances from
      Stockholder               201,154                262,620
                            _____________         ______________

Total Long-Term Liabilities $ 1,375,544            $ 1,391,409

Total Liabilities           $ 2,560,693            $ 2,379,847

Stockholders' Equity
     Class A preferred stock, $1 par
      value; none issued or
      outstanding                 -0-                    -0-
     Class B preferred stock, $1 par
      value; 28,813 shares issued and
      outstanding                28,813                 28,813
     Class C preferred stock, $1 par
      value; none issued or
       outstanding                -0-                    -0-
     Class D preferred stock, $1 par
      Value; shares outstanding   -0-                    -0-
     Common Stock, $.0005 par value;
     100,000,000 shares authorized;
      68,469,788 outstanding     34,235                 34,235
      Additional Paid in
       Capital                8,518,039              8,518,039
      Accumulated (Deficit)  -5,367,056             -3,619,063
                            _____________          _____________
      Total Stockholders'
       Equity               $ 3,214,031            $ 4,962,024
                            _____________          _____________
Total Liabilities and Stockholder's
 Equity                     $ 5,774,724            $ 7,341,871
                            =============          =============

            TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
                 Consolidated Statement of Operations
     Three Months Ending December 31, 2000 and 1999 (Unaudited)

                            Unaudited               Unaudited
                          3 Months Ending         3 Months Ending
                           Dec. 31, 2000           Dec. 31, 1999


Revenue-Operations           $  37,905.88              $   45,782
Revenue-Sold Cable           $    -0-                  $    -0-
  Operations
Revenue Lawsuit Settlement   $    -0-                  $    -0-
Interest Income              $   8,702.16              $  110,074

     Total Revenue           $  46,608.04              $  155,855
                              ============            ============
Operating Expenses:
     Salaries and Wages      $ 140,068.12              $   90,787
     Programming Fees            9,659.64                   9,789
     Cost of Goods Sold                                     -0-
     Mine Development                                       -0-
     General and
      Administrative           620,472.84                 185,213
     Depreciation and
      Amortization             102,416.94                  61,957
     Interest                $   1,874.94               $   6,368

     Total Expenses          $ 874,492.48               $  354,113

Operating Income(loss)       $-827,884.44              $  -198,228
Estimated Income Tax                                        -0-
                            _____________              ___________

Gain On Sale of Assets                                   $ 111,431
Income (loss) before          -827,884.44
income tax
Income (loss) after
Income tax                                               $ -86,827
Income Tax Expense- Deferred  $    800.00                $-118,223

Net (loss) income from
 Continuing                   $-828,684.44               $  31,396
Gain from discontinued
 operation                    $ -51,218.08               $ -14,757

Net Loss                       -879,902.52                 -16,639

Weighted Average Common
 Shares Outstanding 68,469,788

Net Income Per Share            -.01                       -.0003
                           ===============             ===============


        TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
         Condensed Consolidated Statement of Operations
    Nine Months Ending December 31, 2000 and 1999 (Unaudited)

                           9 Months Ending         9 Months Ending
                            Dec. 31, 2000            Dec. 31, 1999

Revenue - Operations        $    458,156             $   300,443
 Interest Income                  68,128                 168,494
     Total Revenue          $    526,284             $   468,937
                           ==============          ==============

Operating Expenses: Profit

     G&A Expense             $
     Less MEICO
     Less Planet Internet
     Salaries and Wages      $   382,073              $  290,726
     Programming Fees             27,527                  26,424
     Cost of Goods Sold            -0-                     -0-
     Mine Development              -0-                     -0-
     General and
      Administrative           1,805,970                 950,591
     Depreciation and
      Amortization               318,867                 280,934
     Interest               $     70,529           $      67,247

     Total Expenses            2,604,966               1,615,923

Operating Income (Loss)     $ -2,078,682           $  -1,146,986

Gain on Sale of Assets                             $     244,290

Income Loss Before Income
 Taxes                      $                      $    -324,979
Income Tax Expense-
 Deferred                   $    -412,943          $     118,223

Net (loss) income from
 continuing                 $  -1,665,739          $    -206,756
Loss from discontinued
 operation                  $     -82,291          $     -22,735

Net Loss                    $  -1,748,030          $    -229,491

Weighted Average Common Shares
 Outstanding 68,469,788
Net Income Per Weighted
 Common Share               $    -.03               $       -.01
                           ==============           =============


           TV COMMUNICATIONS NETWORK, INC. AND SUBSIDIARIES
           Condensed Consolidated Statement of Cash Flows
      Six Months Ending December 31, 2000 and 1999 (Unaudited)

                           9 Months Ending       9 Months Ending
                            Sept. 31, 2000         Dec. 31, 1999

Cash Flow From Operating
 Activities                $ -1,748,030            $   -229,491
Net Income (loss)
Adjustment to reconcile net
 income (loss) to net cash
 used in operating  activities:
    Depreciation and
    Amortization                318,867                 325,205
Change in certain assets
 and liabilities:
     Gain on Sale of Real
      Estate                      -0-                     -0-
     Accounts
      Receivable                  1,588                  22,016
     Taxes
      Payable                     -0-                   -0-
     Inventory                   14,617                  -5,741
     Prepaid Expenses          -531,000                 -87,000
     Accounts Payable          -268,784                -167,615
     Accrued Expenses            10,745                -430,211
     Subscriber Deposits            480                     553
     Deferred Gain                                       34,500
     Deferred Taxes            -437,873                -118,222
     Other Assets          $     73,151           $      47,349

Cash flows used in
 operating Activities     $  -2,028,671           $  -1,430,664


Cash Flows From Investing Activities:
     Net Investing
      Activity            $   1,522,187            $   -443,456
     Proceeds From Sale
      of Real Estate                                  1,262,077
     Property & Equipment
      Purchases                -131,072               1,567,368
     Investments
     Property & Equipment
     Notes Receivable             1,802                 -32,678
     Other                $       -0-                 $      3,675

Cash Flows provided by investing
 activities:              $   1,392,917            $  2,356,986



Cash Flows From Financing Activities:
     Payments of Stockholder
      Advances            $     -61,466           $      47,230
     Long-term Debt             -37,697                 -841,121
     License Agreements         109,454                     -19
                           ______________          _____________

     Cash flows used in financing
      Activities          $      10,291            $    -393,839

     Net Increase (decrease)
      in Cash                  -625,499                 -160,464
      Cash - Beginning
       of Year            $   1,147,712            $     852,367
      Cash - End of Year        522,249            $     691,893
                           ______________          _____________
     Cash - End of Period $     522,249            $     691,893
                           ==============          =============




        TV COMMUNICATIONS NETWORK, INC. ("TVCN") AND SUBSIDIARIES
                   Notes to Financial Statements
                 Dec. 31, 1999 and 2000 (Unaudited)

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


Interim Unaudited Financial Statements

Information with respect to December 31, 2000, and December 31, 1999, and the periods then ended have not been audited by our independent auditors, but, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary for the fair presentation of our operations. The results of operations for the three and nine months ending December 31, 2000, and December 31, 1999, are not necessarily indicative of the results of the entire fiscal year.

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


TVCN is involved in a three-way transaction with our affiliate, Multichannel Distribution of America ("MDA"), and
Heartland Communications of Plano, TX (now known as NUCENTIX
Broadband). Under the transaction, we acquired a four-TV channel station in Quincy, IL from MDA for the issuance of 8,507,460 restricted shares of our common stock to MDA, and subsequently assigned and transferred the station and its license to Heartland. In exchange for the assignment and transfer, among other things, we acquired from Heartland the right to obtain additional TV licenses in Salina, KS. The transaction received the FCC's aprroval, on December 7, 2000, (see the section "Quincy, Illinois and Salina, Kansas" in the amended 10-KSB/A for the period ended
March 31, 1999).

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

GTL Plant

A typical Gas-To-Liquids conversion plant consists of three major units. The first section is a gasification or gas reforming unit for converting natural gas into syngas (a mixture of hydrogen and carbon monoxide). The second step is the Fisher-Tropsche process unit in which the syngas from the first step is converted into "soupy" waxy hydrocarbon products. The last unit is for hydrocracking / hydroisomerization of the wax into the desired product mix such as diesel, jet fuel, naphtha, etc. The front end (gasification) and the back end (hydrocracking) units of the plant are relatively standard commercial units that are commercially available today and have been in use for about 40 years. The Fisher-Tropsche process itself is not new. It was used by the Germans as early as the 1920's who first converted coal into syngas, which was then fed into the Fisher-Tropsche process for conversion into transportation fuels. South Africa used the Fisher-Tropsche process in the 1950's. However, because of the inefficiency of the early processes, the old Gas-To-Liquids technology was not commercially viable. In 1992, Sasol of South Africa began to experiment on a 2,500 bpd Gas-To-Liquids plant. The initial focus was on the production of the high-value wax. It is believed that Sasol is now working on the production of transportation fuels, but no information is currently available on such work.

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

Memorandum of Understanding

After years of negotiations, in December of 1997, our subsidiary, Reema, and the government of Trinidad and Tobago signed a Memorandum of Understanding ("MOU") for the construction and operation of a Gas-To-Liquids plant in Trinidad. The proposed Gas-To-Liquids conversion plant will employ Reema's patented and proprietary technological information. Reema's plant in Trinidad will use natural gas from Trinidad. On
June 11, 1999, The National Gas Company of Trinidad and Tobago
Limited (a government agency) and Reema International Corporation signed a "Term Sheet For Supply of Natural Gas Agreement."

The Agreement sets forth the terms and conditions for a definitive agreement, and the obligations of both parties that must be satisfied before the signing of a definitive agreement. No ssurance can be given that the definitive agreement will be executed. If and when the proposed plant is constructed successfully, of which there can be no assurance, the natural gas will be converted into approximately 10,000 barrels per day of quality finished petroleum products such as sulfur-free diesel, jet fuel, naphtha and others.

Financing and Constructing the GTL Plant.

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

The Start Up phase is estimated at six months. During this Phase the engineering design specification, the capital cost of the Plant, along with all related matters and parameters which have been provided by Reema, will be refined and defined. The various manufacturers, licensors, subcontractors and others will be identified and evaluated. The procedures for the project Execution Plan will be developed and issued in this Phase.

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

As a result of Morgan Weinstein's lack of progress in processing and funding the proposed loan, as of December 31, 2000, Reema no longer considers this to be a viable funding alternative. As a result Reema has turned its attention to other funding alternatives and prospects.

Reema also learned, during this third quarter, that Morgan Weinstein is the subject of a criminal investigation being undertaken by the United States Department of Justice. Morgan Weinstein has had its books, records and assets seized. While Reema does not know the reason for this investigation and has no ability ot predict the eventual outcome of it, these events make the likelihood of Morgan Weinstein successfully obtaining financing for the GTL Plant construction increasingly remote. See TVCN's Form 10-KSB Amendment No.2, Part I,
Item 1, under the heading "Reema International Corp." for the specific arrangements regarding compensation required by Morgan Weinstein & Co., Ltd. and agreed to by Reema.

Other Lending Sources.

During fiscal year 2000, Reema has continued to identify potential lenders for financing the gas to liquids plant. Although no loans have closed, Reema has procured non-binding agreements. TVCN has paid a total of $531,000 to potential finders (none of which is an affiliate of TVCN or any of its affiliates) as loan origination or finder fees.

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

During calendar year 2000, through December 31, 2000, Reema incurred expenses associated with the gas to liquids project including legal expenses of $105,653 travel expenses of $67,792 and administration expenses including labor and consulting fees of $593,768. TVCN has paid these expenses on behalf of Reema.

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

Gas-To-Liquids Competition

While the Gas-To-Liquids technology is at its infancy, the competition in this new emerging technology and industry is expected to be intense. We do not expect the competition to adversely affect the implementation of the first Gas-To-Liquids project in Trinidad, but this possibility exists. In our attempt to negotiate similar agreements with other gas producing countries around the world, we will be competing against giant companies such as Exxon, Shell and others which have vastly greater resources and capabilities. Even with what we hope will be the success of constructing the first Gas-To-Liquids plant in Trinidad, we will be facing extremely tough competition for constructing additional plants. There is no assurance that the Company will be able to succeed in constructing any Gas-To-Liquids plant.

Premium Quality of Gas-To-Liquids Produced Products

A frequently reported cause of air pollution in some regions is the presence of sulfur and other impurities in crude oil-derived products. Additionally, aromatics are the major cause of engine wear and tear. Governments are constantly limiting the contents of sulfur and other impurities in crude oil-based products in order to curb the rising levels of pollution. The recent announcement in California regarding the danger of diesel produced from crude oil underscores the significance of the Gas-To-Liquids process. On
August 27, 1998, United Press International reported that
"California has become the first state to declare that soot emitted in diesel exhaust is a cancer threat that requires new controls. On August 28, 1998, the Denver Rocky Mountain News reported eleven members of the California Air Resources Board "voted unanimously to declare 40 chemicals found in (crude oil-derived) diesel exhaust as toxic air pollutants." Further, the Associate Press reported on May 17, 2000, that the Federal National Toxicology Program said: "cancerous tumors have been found in rats after exposure to diesel exhausts", produced from crude oil, and that such diesel exhausts "are reasonably anticipated to be a human carcinogen." The same report said that the White House intended to propose a new regulation that would require refineries to reduce sulfur content in crude-oil produced diesel by 97% in seven years. Prior to his departure from the White House, President Clinton signed an order concerning the new regulation.

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

Internet Business Opportunities

On February 16, 1996 TVCN incorporated its wholly-owned subsidiary,
Planet Internet Corp. as an Internet Service Provider. Planet Internet provided internet service to subscribers. By March 31, 1999, Planet had 836 subscribers, and was running a negative cash flow of about
$40,000 per month. On May 18, 1999, TVCN signed an agreement to sell certain assets with the purchaser, "BeWell Net Corp." of Parker, CO, assuming certain liabilities of Planet Internet Corp. The net sale price was $1,508,640 payable in common stock of BeWell Net. Accordingly, we received 301,728 shares of the common stock of BeWell Net valued at $137,170 which reflected the carrying value of the net assets of Planet Internet while deferring the gain of $466,286 until realized. As a result, no gain on the sale of Planet Internet was realized.

TVCN allocated but has not transferred yet 80,000 BeWell Net Corp. shares to various employees as performance bonuses. The 301,728 shares of BeWell Net represents 3.85% of the total issued and outstanding shares of BeWell Net's common stock. BeWell Net is a private company and has no public trading market for its stock. TVCN continued to assume certain debt responsibilities of Planet in the amount of $53,515. The sale was completed in August, 1999, and accounted for as an investment in BeWell
Net stock.

Revenues

The net operating loss for the quarter ended December 31, 2000 was $879,902 as compared to $198,228 for the same period ending
December 31 1999. The loss is increased due to mainly for Reema's consultants and additional engineering for the Trinidad Project.

The total revenues for the three and nine months period ending December 31, 2000 were $46,608 and $526,284 respectively, as compared to 155,855 and 468,937 for the same periods ending
December 31, 1999.

Operating Expenses

Total operating expenses for the three and nine months period ending
December 31, 2000, are $874,492 and 2,604,966 respectively as compared to 354,113 and 1,615,923 during the same periods ending December 31, 1999.

The increase in salaries and wages is due to Reema. The increase in programming fees is due to the rate increase in programming in both operating systems. The increase in Cost of Goods Sold is due primarily to JBA Wholesalers. The increase in General and Administrative Expense is due mainly for Reema's Consultants and additional engineering for the Trinidad Project. The decrease in Depreciation and Amortization reflects the purchase of the Salina BTA. The increase in Interest Expense is due to the purchase of the Salina BTA.

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

The sales of the Denver, Colorado, Washington, D.C., and
Detroit, Michigan systems for approximately $17.5 million with a resulting gain of $15.5 million, the sale of the Rome, Georgia station for $2.0 million, and the sale of other assets have been adequately covering TVCN's liabilities along with allowing TVCN to develop other wireless cable TV markets in the United States and explore other business opportunities domestically and internationally.

Currently, TVCN has $1,375,544 in long term debt which is primarily for the purchase the Basic Trade Area rights purchased during the FCC BTA Auction, and for equipment purchases.

TVCN's current assets and liabilities are $1,464,563 and $1,185,149, respectively. TVCN's cash position is such that management anticipates no difficulty in its ability to meet its current obligations. TVCN currently has investments of $69,182 in government securities.

Accounts Receivable and Payable

In connection with the sale of the Detroit system, all payments and notes underlying the sale have been paid to TVCN.
Thus the slight decrease in notes receivable as of December 31, 2000 is due to the further reduction of note payments.

The decrease in assets is due primarily to the sale of certain assets in the previous fiscal year and the decrease in liabilities is the result of the sale those same assets.

Advance from Stockholders

The president of TVCN has had to advance loans to the Company in its early years. As of September 30, 2000, these loans totaled $45,434.Because of TVCN's cash requirements, Mr. Duwaik advanced in November, 2000, an additional loan of $155,732. This makes the total advances made by Mr. Duwaik to TVCN as of December 31, 2000 equal to $201,154. Mr. Duwaik has expressed his willingness to convert these advances and his deferred compensation into equity by receiving restricted shares of TVCN: common stock. Mr. Duwaik bought 81,200 shares from the open market in May and June, for which the Company had paid him back a certain amount to reduce the loans owed to him. Form 4 was filed by him concerning his purchases.




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

ITEM 3.     Default Upon Senior Securities

               None.

ITEM 4.     Submission of Matters to a Vote of Security
               Holders
               None.

ITEM 5.     Other Information.
On December 31, 2000, Bradford J. Lam, Esquire resigned his position as Vice President. On
January 30, 2001, Mr. Lam resigned from his position as General Counsel effective
February 10, 2001. Mr. Lam will continue to provide legal services on an independent basis as an outside counsel.

ITEM 6.     Exhibits and Reports on Form 8-K.

Exhibits (The following exhibits were previously filed with the Commission and are incorporated by this reference)

Exhibits.

3.1.1 Copy of the Certificate of Incorporation of the Corporation
(incorporated by reference to the Exhibits filed with the Registration Statement dated September 28, 1987, File No. 33-16113-D).
3.1.2 Copy of Amendment No. 1 to the Certificate of Incorporation
(incorporated by reference to the Form 10-KSB for the period ended March 31, 1989, File No. 33-16113-D).
3.1.3 Copy of Amendment No. 2 to the Certificate of Incorporation
(incorporated by reference to the Form 10-KSB for the period ended March 31, 1995. File No. 33-16113-D).
3.2 Copy of the By-Laws of the Corporation (incorporated by reference to the Exhibits filed with the Registration
 Statement dated September 28, 1987, File No. 33-16113-D).

10.   Material Contracts.

10.1 Memorandum of understanding dated December 17, 1997, between The National Gas Company of Trinidad and Tobago Limited and
  Reema International Corp. (incorporated by reference to the Exhibits filed with the Form 10-KSB, Amendment No. 2 for the period ended March 31, 1999. (File No. 0-18612). (This document was filed January 7, 2000).
10.2 Acquisition Agreement dated May 18, 1999, between BeWell Net Corporation ("Buyer") and TV Communications Network, Inc. /
Planet Internet Corporation ("Seller"). (Incorporated by reference from the Form 10-KSB, Amendment No. 1 for Fiscal
Year ended March 31, 1999) (Filed October 12, 1999).
(File No. 0-18612).

10.3.i   April 18, 2000, Letter of Agreement among First National
      Group and Reema International Corp. outlining terms pursuant to which First National will broker transaction procuring financing for GTL Plant. (Incorporated by reference from the Form 10-KSB, Amendment No. 2, for fiscal year end March 31, 2000, filed on January 29, 2001. (File No. 0-18612).

10.3.ii May 8, 2000, Non-binding Letter of Commitment to provide $150,000,000 in financing by Morgan, Weinstein & Co., Ltd. to Reema International Corp. (Incorporated by reference from the Form 10-KSB, Amendment No. 2, for fiscal year end March 31, 2000, filed on January 29, 2001. (File No. 0-18612).
10.3.iii July 13, 2000, Amended non-binding commitment raising funding proposal from $150,000,000 to $300,000,000 among Morgan, Weinstein & Co.,
 Ltd. and Reema International Corp. (Incorporated by reference from the Form 10-KSB, Amendment No. 2, for fiscal year end March 31, 2000, filed on January 29, 2001. (File No. 0-18612).
10.3.iv July 28, 2000, Non-binding commitment confirmation from Morgan, Weinstein & Co., Ltd. to Reema International Corp. (Incorporated by reference from the Form 10-KSB, Amendment
No. 2, for fiscal year end March 31, 2000, filed on January 29, 2001.
(File No. 0-18612).
10.3 May 31, 2000, Engineering Services Agreement between Parsons
      Energy & Chemicals Group, Inc. and Reema Internatioanl Corp. (Incorporated by reference from the Form 10-KSB, Amendment
      No. 2, for fiscal year end March 31, 2000, filed on January 29, 2001. (File No. 0-18612).

21. Subsidiaries of the Registrant. (Incorporated by reference    from the
Form 10-KSB, Amendment No. 2, for fiscal year end March 31, 2000, filed on January 29, 2001. (File No. 0-18612).

99.      Additional Exhibits.

99.1(P)Copy of a report by Houlihan Valuation Advisors titled "Valuation of a
10,000 Share Block of Restricted Common Stock        of TV Communications
Network, inc. as of March 25, 1998." (Incorporated by reference to the Exhibits filed with the Form 10-KSB Amendment No. 2 for the period ended
March 31, 1999   (File No. 0-18612).  This document was filed on January 7,
2000.
99.2 Correspondence from Bradford J. Lam, Esq. To David T.
     Mittelman, Esq. In response to the comment letter of December 18,2000. (Incorporated by reference from the Form 10-KSB,Amendment No. 2, for fiscal year end
     March 31,  2000, filed on January 29, 2001.
     (File No. 0-18612).











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

JACKIE PORTER
Jackie Porter, Controller

Date:  February 13, 2001